Form 10-Q
period 2015-06-30
COBIZ FINANCIAL INC
filed 2015-07-24
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

There were 41,029,394 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 23, 2015.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At June 30, 2015 and December 31, 2014

	June 30,	December 31,
(in thousands, except share and per share amounts)	2015	2014
Assets
Cash and due from banks	$70,093	$54,629
Interest-bearing deposits and federal funds sold	19,127	36,936
Total cash and cash equivalents	89,220	91,565

Investment securities available for sale (cost of $155,330 and $448,253, respectively)	159,061	459,815
Investment securities held to maturity (fair value of $326,216 and $13,616, respectively)	325,255	13,329
Other investments	8,976	11,477
Total investments	493,292	484,621

Loans - net of allowance for loan losses of $33,832 and $32,765, respectively	2,462,281	2,372,810
Intangible assets - net of amortization of $6,204 and $6,197, respectively	2,226	2,526
Bank-owned life insurance	48,671	48,040
Premises and equipment - net of depreciation of $38,410 and $37,953, respectively	6,738	7,250
Accrued interest receivable	10,100	9,617
Deferred income taxes, net	17,300	20,008
Other real estate owned - net of valuation allowance of $8,793 and $8,760, respectively	5,786	5,819
Other	30,478	19,910
TOTAL ASSETS	$3,166,092	$3,062,166

Liabilities
Deposits
Noninterest-bearing demand	$1,054,632	$1,073,164
Interest-bearing demand	618,272	531,365
Money market	770,076	661,519
Savings	19,384	15,236
Certificates of deposits	170,022	211,007
Total deposits	2,632,386	2,492,291
Securities sold under agreements to repurchase	58,328	49,976
Other short-term borrowings	-	112,469
Accrued interest and other liabilities	21,574	26,495
Subordinated notes payable - net of discount and issuance costs of $1,007 and $0, respectively	58,993	-
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	2,843,447	2,753,397

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 57,366 issued and outstanding ($57,366 liquidation value)	1	1
Common stock, $.01 par value; 100,000,000 shares authorized; 41,027,799 and 40,770,390 issued and outstanding, respectively	405	401
Additional paid-in capital	247,789	245,020
Accumulated earnings	69,466	59,019
Accumulated other comprehensive income (AOCI), net of income tax of $3,056 and $2,655, respectively	4,984	4,328
TOTAL SHAREHOLDERS' EQUITY	322,645	308,769
TOTAL LIABILITIES AND EQUITY	$3,166,092	$3,062,166

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$26,729	$24,403	$53,201	$47,146
Interest and dividends on investment securities:
Taxable securities	3,110	3,869	6,376	7,968
Nontaxable securities	86	67	170	122
Dividends on securities	90	147	206	217
Interest on federal funds sold and other	29	24	55	48
Total interest income	30,044	28,510	60,008	55,501
INTEREST EXPENSE:
Interest on deposits	911	958	1,806	1,945
Interest on short-term borrowings and securities sold under agreements to repurchase	28	171	89	254
Interest on subordinated debentures and notes payable	1,033	1,028	2,040	2,044
Total interest expense	1,972	2,157	3,935	4,243
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	28,072	26,353	56,073	51,258
Provision for loan losses	1,057	(941)	268	(2,829)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,015	27,294	55,805	54,087
NONINTEREST INCOME:
Service charges	1,455	1,394	2,948	2,770
Investment advisory income	1,471	1,442	2,966	2,864
Insurance income	3,137	2,894	6,087	5,656
Other income	1,877	1,813	3,257	1,747
Total noninterest income	7,940	7,543	15,258	13,037
NONINTEREST EXPENSE:
Salaries and employee benefits	16,955	16,141	35,095	32,461
Occupancy expenses, premises and equipment	3,258	3,387	6,407	6,484
Amortization of intangibles	150	149	300	300
FDIC and other assessments	443	483	891	890
Other real estate owned and loan workout costs	117	224	143	565
Net gain on securities, other assets and other real estate owned	(95)	(1,646)	(64)	(1,830)
Other expense	3,531	3,769	6,950	7,046
Total noninterest expense	24,359	22,507	49,722	45,916
INCOME BEFORE INCOME TAXES	10,596	12,330	21,341	21,208
Provision for income taxes	3,213	4,180	6,555	7,230
NET INCOME FROM CONTINUING OPERATIONS	7,383	8,150	14,786	13,978
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	769	(113)	218
Provision (benefit) for income taxes	-	302	(42)	62
Net income (loss) from discontinued operations	-	467	(71)	156
NET INCOME	$7,383	$8,617	$14,715	$14,134

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,239	$8,474	$14,428	$13,848

EARNINGS PER COMMON SHARE:
Basic - Continuing	$0.17	$0.20	$0.35	$0.34
Diluted - Continuing	$0.17	$0.20	$0.35	$0.34
Basic - Discontinued	$-	$0.01	$-	$-
Diluted - Discontinued	$-	$0.01	$-	$-
Basic	$0.17	$0.21	$0.35	$0.34
Diluted	$0.17	$0.21	$0.35	$0.34

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net income	$7,383	$8,617	$14,715	$14,134
Other comprehensive income items:
Available for sale securities:
Net unrealized gain	-	2,668	1,088	6,009
Reclassification to operations	(98)	(1,209)	(98)	(1,170)
Reclassification for net unrealized holding gains transferred to held to maturity	-	-	(8,821)	-
	(98)	1,459	(7,831)	4,839
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	8,821	-
Reclassification to operations	(609)	-	(797)	-
	(609)	-	8,024	-
Cash flow hedges:
Net unrealized gain (loss)	1,069	(418)	302	(1,180)
Reclassification to operations	259	314	562	673
	1,328	(104)	864	(507)
Total other comprehensive income items	$621	$1,355	$1,057	$4,332

Income tax provision:
Available for sale securities:
Net unrealized gain	$-	$1,013	$413	$2,283
Reclassification to operations	(37)	(460)	(37)	(445)
Reclassification for net unrealized holding gains transferred to held to maturity	-	-	(3,352)	-
	(37)	553	(2,976)	1,838
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	3,352	-
Reclassification to operations	(231)	-	(303)	-
	(231)	-	3,049	-
Cash flow hedges:
Net unrealized gain (loss)	405	(159)	114	(448)
Reclassification to operations	99	120	214	256
	504	(39)	328	(192)
Total income tax provision	$236	$514	$401	$1,646
Other comprehensive income, net of tax	385	841	656	2,686
Comprehensive income	$7,768	$9,458	$15,371	$16,820

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2015 and 2014

	Six months ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,715	$14,134
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	1,112	1,101
Depreciation and amortization	1,611	1,680
Accretion of net loan fees	(968)	(800)
Provision for loan and credit losses	268	(2,829)
Stock-based compensation	1,904	1,725
Federal Home Loan Bank stock dividend	(84)	(98)
Deferred income taxes	2,310	3,903
Excess tax benefit from stock-based compensation	(574)	(485)
Bank-owned life insurance	(631)	(902)
Net gain on securities, other assets and other real estate owned	(64)	(1,830)
Other operating activities, net	(462)	1,122
Changes in operating assets and liabilities:
Accrued interest and other liabilities	(5,345)	(6,019)
Accrued interest receivable	(546)	(202)
Other assets	1,323	(51)
Net cash provided by operating activities	14,569	10,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(5,582)	(14,100)
Proceeds from other investments	9,369	5,649
Purchase of investment securities available for sale	(6,936)	(11,775)
Maturity of investment securities available for sale	11,617	49,203
Proceeds from sale of investment securities available for sale	-	11,590
Purchase of investment securities held to maturity	(54,382)	-
Maturity of investment securities held to maturity	27,028	22
Net proceeds from sale of loans, OREO and repossessed assets	1,690	8,699
Loan originations and repayments, net	(90,846)	(215,700)
Purchase of premises and equipment	(802)	(2,563)
Other investing activities, net	-	34
Net cash used in investing activities	(108,844)	(168,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings accounts	181,080	32,595
Net decrease in certificates of deposits	(40,985)	(12,478)
Net increase (decrease) in short-term borrowings	(112,469)	260,000
Net increase (decrease) in securities sold under agreements to repurchase	8,352	(63,929)
Net proceeds from issuance of subordinated notes payable	59,184	-
Proceeds from issuance of common stock, net	923	557
Taxes paid in net settlement of restricted stock	(1,178)	(1,039)
Dividends paid on common stock	(3,264)	(2,836)
Dividends paid on preferred stock	(287)	(286)
Excess tax benefit from stock-based compensation	574	485
Net cash provided by financing activities	91,930	213,069

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,345)	54,577
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,565	76,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,220	$130,605

See Notes to Condensed Consolidated Financial Statements

6 | Page

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of CoBiz Financial Inc. (Parent), and its subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; CoBiz GMB, Inc.; and CoBiz IM, Inc. (CoBiz IM); all collectively referred to as the “Company”, “CoBiz”, “we”, “us”, or “our” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The Bank operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

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

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has

7 | Page

a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at June 30, 2015 or December 31, 2014.

Certain reclassifications have been made to prior years’ Condensed Consolidated Financial Statements and related notes to conform to current year presentation, including the combination of our operating segments.

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

	Six months ended
	June 30,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$3,942	$4,342
Income taxes	4,993	3,306

Other noncash activities:
Available for sale securities transferred to held to maturity	$288,598	$-
Trade date accounting for investment securities	1,043	-
Loans transferred to held for sale	1,628	7,087

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

Available for sale securities consist of residential mortgage-backed securities (MBS), bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.  The Company does not currently have any trading securities.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income.  Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.

Transfers of debt securities into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The unrealized gain or loss at the date of transfer is retained in AOCI and in the carrying value of the held to maturity securities. Such amounts are amortized over the remaining life of the security.

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

Loans held for investment— Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses, deferred fees and costs on originated loans, and unamortized premiums

8 | Page

or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

9 | Page

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

The operating results of GMB have been retrospectively presented as discontinued operations for all periods presented.  The table below presents the results of GMB for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Noninterest income	$-	$1,494	$623	$1,681
Noninterest expense	-	725	736	1,463
Income (loss) before income taxes	-	769	(113)	218
Provision (benefit) for income taxes	-	302	(42)	62
Net income (loss) from discontinued operations	$-	$467	$(71)	$156

10 | Page

The net income (loss) before income taxes approximates total cash flows from operating activities of the discontinued operations.  Cash flows from investing activities were not material.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (ASU 2015-03).  The amendments in ASU 2015-03 are intended to reduce complexity in accounting standards on the different balance sheet presentation requirements for debt issuance costs and debt discount and premiums.  ASU 2015-03 requires debt issuance costs related to a debt liability to be presented as a direct deduction from the carrying amount of the debt liability.  Previously, debt issuance costs were reported in the balance sheet as a deferred charge.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. The Company early adopted the provisions of ASU 2015-03 during the quarter ended June 30, 2015, concurrent with the issuance of the Subordinated Notes described in Note 9.  Debt issuance costs of $0.3 million are included in the net balance of Subordinated Notes reported on the Condensed Consolidated Balance Sheets.  Retrospective application of ASU 2015-03 did not impact previously issued financial statements.

Effective April 2015, the Company adopted ASU No. 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11). The amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. Additionally, ASU 2014-11 requires certain disclosures for repurchase agreements that are accounted for as secured borrowings.  The Company has historically used repurchase agreements as part of its treasury management offering and accounts for these transactions as secured borrowings.  The required disclosures under ASU 2014-11 are included in Note 8.  Adoption of ASU 2014-11 did not otherwise have a material impact on the Company’s financial statements.

11 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and six months ended June 30, 2015 and 2014.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share amounts)	2015	2014	2015	2014
Net income from continuing operations	$7,383	$8,150	$14,786	$13,978
Net income (loss) from discontinued operations	-	467	(71)	156
Net income	7,383	8,617	14,715	14,134
Preferred stock dividends	(144)	(143)	(287)	(286)
Net income available to common shareholders	7,239	8,474	14,428	13,848
Dividends and undistributed earnings allocated to participating securities	(90)	(136)	(195)	(228)
Earnings allocated to common shares (1)	$7,149	$8,338	$14,233	$13,620

Weighted average common shares - issued	41,000,790	40,623,133	40,916,396	40,537,301
Average unvested restricted share awards	(501,474)	(649,373)	(545,832)	(666,920)
Weighted average common shares outstanding - basic	40,499,316	39,973,760	40,370,564	39,870,381
Effect of dilutive stock options and awards outstanding	242,889	160,635	229,197	186,543
Weighted average common shares outstanding - diluted	40,742,205	40,134,395	40,599,761	40,056,924
Weighted average antidilutive securities outstanding (2)	183,598	1,469,353	228,256	1,029,127

Basic earnings per common share - continuing operations	$0.17	$0.20	$0.35	$0.34
Diluted earnings per common share - continuing operations	$0.17	$0.20	$0.35	$0.34

Basic earnings per common share - discontinued operations	$-	$0.01	$-	$-
Diluted earnings per common share - discontinued operations	$-	$0.01	$-	$-

Basic earnings per common share	$0.17	$0.21	$0.35	$0.34
Diluted earnings per common share	$0.17	$0.21	$0.35	$0.34

Dividends declared per share	$0.04	$0.035	$0.08	$0.07

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per share computation.

12 | Page

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At June 30, 2015				At December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$-	$-	$-	$-	$275,855	$8,052	$403	$283,504
Trust preferred securities	48,560	1,989	282	50,267	57,974	2,127	446	59,655
Corporate debt securities	102,968	2,199	241	104,926	99,249	2,186	225	101,210
Municipal securities	3,802	79	13	3,868	15,175	280	9	15,446
Total AFS	$155,330	$4,267	$536	$159,061	$448,253	$12,645	$1,083	$459,815
Held to maturity securities (HTM):
Mortgage-backed securities	$297,547	$429	$455	$297,521	$140	$4	$-	$144
Trust preferred securities	13,239	1,086	30	14,295	13,189	294	11	13,472
Municipal securities	14,469	1	70	14,400	-	-	-	-
Total HTM	$325,255	$1,516	$555	$326,216	$13,329	$298	$11	$13,616

During the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and fair value of $288.6 million from AFS to HTM.  The Company believes the HTM category is more consistent with the Company’s intent for these securities.  Transfers of securities from AFS to HTM were made at fair value at the time of transfer.  The $8.8 million unrealized holding gain at the time of transfer is retained in AOCI and in the carrying value of HTM securities.  Accordingly, the balance of HTM securities in the “Amortized cost” column in the table above includes a net unamortized unrealized gain of $8.0 million at June 30, 2015.  Such amounts are amortized over the remaining life of the securities.

Proceeds from the sale of investments and the gains (losses) recognized on securities sold or called are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$-	$11,590	$-	$11,590
Gains	103	1,240	108	1,240
Losses	(5)	(31)	(9)	(70)

The amortized cost and estimated fair value of investments in debt securities at June 30, 2015, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$26,250	$26,504	$590	$590
Due after one year through five years	61,671	63,375	5,569	5,530
Due after five years through ten years	18,849	18,915	7,731	7,702
Due after ten years	48,560	50,267	13,818	14,873
Mortgage-backed securities	-	-	297,547	297,521
	$155,330	$159,061	$325,255	$326,216

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $149.9 million and $171.1 million were pledged to secure public deposits of $128.4 million and $122.3 million at June 30, 2015 and December 31, 2014, respectively.

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

13 | Page

before a recovery in value.  When it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the security, and the fair value of the investment security is less than its amortized cost, an other-than-temporary impairment is recognized in earnings.

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at June 30, 2015 and December 31, 2014.

There were 111 and 24 securities in the tables below at June 30, 2015 and December 31, 2014, respectively, in an unrealized loss position.

	June 30, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$8,127	$67	$5,334	$215	$13,461	$282
Corporate debt securities	12,980	139	3,344	102	16,324	241
Municipal securities	844	13	-	-	844	13
Total AFS	$21,951	$219	$8,678	$317	$30,629	$536

HTM
Mortgage-backed securities	$168,055	$455	$-	$-	$168,055	$455
Trust preferred securities	830	30	-	-	830	30
Municipal securities	12,787	70	-	-	12,787	70
Total HTM	$181,672	$555	$-	$-	$181,672	$555

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$9,699	$12	$26,470	$391	$36,169	$403
Trust preferred securities	17,175	48	6,145	398	23,320	446
Corporate debt securities	5,856	117	4,924	108	10,780	225
Municipal securities	773	9	-	-	773	9
Total AFS	$33,503	$186	$37,539	$897	$71,042	$1,083

HTM
Trust preferred securities	$845	$11	$-	$-	$845	$11

Other investments at June 30, 2015 and December 31, 2014, consist of the following:

	June 30,	December 31,
(in thousands)	2015	2014
Bank stocks — at cost	$6,804	$9,305
Investment in statutory trusts — equity method	2,172	2,172
Total	$8,976	$11,477

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At June 30, 2015, the Company did not consider the investment to be other-than-temporarily impaired.

14 | Page

5.  Loans

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments.  The Company’s loan portfolio segments are:

•

Commercial loans – Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries.  The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, municipalities, construction and business services companies.  Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees.  Risk arises primarily due to a difference between expected and actual cash flows of the borrowers.  However, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans.  The fair value of the collateral securing these loans may fluctuate as market conditions change.  In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrowers’ ability to collect amounts due from its customers.

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

15 | Page

The loan portfolio segments at June 30, 2015 and December 31, 2014 were as follows:

(in thousands)	At June 30, 2015	At December 31, 2014
Commercial	$1,100,444	$977,628
Real estate - mortgage	935,610	990,594
Construction & land	204,185	182,869
Consumer	212,667	207,921
Other	44,395	47,904
Loans held for investment	2,497,301	2,406,916

Allowance for loan losses	(33,832)	(32,765)
Unearned net loan fees	(1,188)	(1,341)
Total net loans	$2,462,281	$2,372,810

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit, which did not have an outstanding balance at June 30, 2015, was collateralized by loans of $857.2 million with a lending value of $583.6 million.

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

16 | Page

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2015 and December 31, 2014 is summarized below:

	At June 30, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$128,823	$4,246	$133,069
Finance and insurance	68,076	138	68,214
Healthcare	108,239	731	108,970
Real estate services	118,494	2,019	120,513
Construction	57,638	2,159	59,797
Wholesale and retail trade	80,289	2,845	83,134
Other	510,811	15,936	526,747
	1,072,370	28,074	1,100,444
Real estate - mortgage
Residential & commercial owner-occupied	422,525	13,382	435,907
Residential & commercial investor	498,611	1,092	499,703
	921,136	14,474	935,610

Construction & land	203,597	588	204,185

Consumer	212,159	508	212,667
Other	41,762	2,633	44,395
Total loans held for investment	$2,451,024	$46,277	$2,497,301
Unearned net loan fees			(1,188)
Net loans held for investment			$2,496,113

	At December 31, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,617	$4,501	$126,118
Finance and insurance	80,948	99	81,047
Healthcare	91,631	180	91,811
Real estate services	110,031	2,357	112,388
Construction	53,513	2,982	56,495
Wholesale and retail trade	68,811	3,484	72,295
Other	435,337	2,137	437,474
	961,888	15,740	977,628
Real estate - mortgage
Residential & commercial owner-occupied	409,659	12,749	422,408
Residential & commercial investor	563,657	4,349	568,006
Other	180	-	180
	973,496	17,098	990,594

Construction & land	181,641	1,228	182,869

Consumer	205,131	2,790	207,921
Other	47,820	84	47,904
Total loans held for investment	$2,369,976	$36,940	$2,406,916
Unearned net loan fees			(1,341)
Net loans held for investment			$2,405,575

17 | Page

Transactions in the allowance for loan losses by segment for the three and six months ended June 30, 2015 and 2014 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of period
Commercial	$15,178	$14,770	$14,614	$14,103
Real estate - mortgage	11,861	13,461	12,463	14,919
Construction & land	2,228	2,915	2,316	3,346
Consumer	2,282	2,537	2,329	2,471
Other	500	486	488	479
Unallocated	453	1,434	555	1,732
Total	32,502	35,603	32,765	37,050

Provision
Commercial	$2,542	$222	$3,298	$867
Real estate - mortgage	(1,001)	(314)	(2,537)	(1,888)
Construction & land	(169)	(599)	(341)	(1,287)
Consumer	(70)	(64)	(97)	(44)
Other	(161)	(59)	131	(52)
Unallocated	(84)	(127)	(186)	(425)
Total	1,057	(941)	268	(2,829)

Charge-offs
Commercial	$(229)	$(1,330)	$(469)	$(1,448)
Real estate - mortgage	-	(19)	(148)	(52)
Construction & land	-	8	(104)	(38)
Consumer	(11)	(5)	(31)	(8)
Other	(2)	(1)	(282)	(1)
Total	(242)	(1,347)	(1,034)	(1,547)

Recoveries
Commercial	$77	$169	$125	$309
Real estate - mortgage	19	126	1,101	275
Construction & land	147	302	335	605
Consumer	-	4	-	53
Other	272	6	272	6
Total	515	607	1,833	1,248

Allowance for loan losses, end of period
Commercial	$17,568	$13,831	$17,568	$13,831
Real estate - mortgage	10,879	13,254	10,879	13,254
Construction & land	2,206	2,626	2,206	2,626
Consumer	2,201	2,472	2,201	2,472
Other	609	432	609	432
Unallocated	369	1,307	369	1,307
Total	$33,832	$33,922	$33,832	$33,922

The Company estimates the ALL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALL is comprised of the following components:

•

Specific Reserves – The Company continuously evaluates its reserve for loan losses to maintain an adequate level to absorb loan losses incurred in the loan portfolio. Reserves on loans identified as impaired, including troubled debt restructurings, are based on discounted expected cash flows using the loan’s initial effective interest rate, the observable market value of the loan or the fair value of the collateral for certain collateral-dependent loans. The fair value of the collateral is determined in accordance with ASC 820. Loans are considered to be impaired in accordance with the provisions of ASC 310 when it is probable that all amounts due in accordance with the contractual terms will not be collected. Factors contributing to the determination of specific reserves include the financial condition of the borrower, changes in the value of pledged collateral and general economic conditions.  Troubled debt restructurings meet the definition of an impaired loan under ASC 310 and therefore, troubled debt restructurings are subject to impairment evaluation on a loan-by-loan basis.

18 | Page

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 12 months.  For credits over $2.0 million, the Company engages an additional third-party appraiser to review the appraisal.  For credits under $2.0 million, the Company’s internal appraisal department reviews the appraisal.  All appraisals are reviewed for reasonableness based on recent sales transactions that may have occurred subsequent to or at the time of the appraisal.  Based on this analysis, the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

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

•

General Reserves – General reserves are considered part of the allocated portion of the ALL. The Company uses a comprehensive loan grading process for its loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALL, management considers historical losses (Migration), as well as other factors including changes in:

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

In addition to the allocated reserve for graded loans, a portion of the ALL is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk, such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, and multifamily loans.

•

Unallocated Reserves – The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  The unallocated reserve consists of a missed grade component that is intended to capture the inherent risk that certain loans may be assigned an incorrect loan grade.

In assessing the reasonableness of management’s assumptions, consideration is given to select peer ratios, industry standards and directional consistency of the ALL.  Ratio analysis highlights divergent trends in the relationship of the ALL to nonaccrual loans, to total loans and to historical charge-offs.  Although these comparisons can be helpful as a supplement to assess reasonableness of management assumptions, they are not, by themselves, sufficient basis for determining the adequacy of the ALL.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a

19 | Page

variety of factors beyond the Company’s control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At June 30, 2015				At December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$23,655	$3,924	$1,076,761	$13,644	$20,415	$3,441	$957,284	$11,173
Real estate - mortgage	7,210	253	927,713	10,626	17,803	281	971,916	12,182
Construction & land	2,710	215	200,552	1,991	4,004	280	177,860	2,036
Consumer	306	80	212,424	2,121	2,506	139	205,449	2,190
Other	-	-	44,782	609	84	6	48,254	482
Unallocated	-	-	-	369	-	-	-	555
Total	$33,881	$4,472	$2,462,232	$29,360	$44,812	$4,147	$2,360,763	$28,618

Information on impaired loans at June 30, 2015 and December 31, 2014 is reported in the following tables:

	At June 30, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$6,271	$6,027	$6,027	$-	$611
Finance and insurance	137	137	137	-	93
Real estate services	8,024	8,024	8,024	-	716
Construction	983	983	983	-	153
Wholesale and retail trade	2,676	2,632	2,362	270	1,397
Other	6,287	5,852	5,840	12	954
	24,378	23,655	23,373	282	3,924
Real estate - mortgage
Residential & commercial owner-occupied	2,402	2,402	1,467	935	101
Residential & commercial investor	4,808	4,808	4,808	-	152
	7,210	7,210	6,275	935	253

Construction & land	2,743	2,710	2,681	29	215
Consumer	306	306	221	85	80
Total	$34,637	$33,881	$32,550	$1,331	$4,472

20 | Page

	At December 31, 2014
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,169	$4,887	$4,833	$54	$431
Finance and insurance	99	99	99	-	53
Healthcare	140	140	140	-	9
Real estate services	8,469	8,469	8,469	-	782
Construction	2,050	2,050	1,961	89	296
Wholesale and retail trade	3,713	3,091	2,741	350	1,611
Other	1,989	1,679	1,670	9	259
	21,629	20,415	19,913	502	3,441
Real estate - mortgage
Residential & commercial owner-occupied	3,063	3,050	1,183	1,867	117
Residential & commercial investor	6,210	6,210	4,885	1,325	164
	9,273	9,260	6,068	3,192	281

Construction & land	4,038	4,004	3,325	679	280
Consumer	2,506	2,506	494	2,012	139
Other	84	84	84	-	6
Total	$37,530	$36,269	$29,884	$6,385	$4,147

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

	Impaired loans
	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$6,132	$96	$3,587	$45	$5,888	$180	$3,611	$85
Finance and insurance	288	5	304	3	240	8	410	9
Healthcare	-	-	205	3	47	-	234	5
Real estate services	8,066	71	2,689	63	8,229	145	5,061	125
Construction	1,093	29	1,014	11	1,510	47	1,365	32
Wholesale and retail trade	2,819	71	195	15	2,917	79	209	21
Other	2,906	125	2,412	27	2,157	145	2,879	61
	21,304	397	10,406	167	20,988	604	13,769	338
Real estate - mortgage
Residential & commercial owner-occupied	2,580	93	5,983	25	2,863	103	6,220	61
Residential & commercial investor	5,047	63	6,599	98	5,445	103	6,344	166
	7,627	156	12,582	123	8,308	206	12,564	227

Construction & land	2,917	31	6,836	43	3,216	60	7,383	86

Consumer	308	146	793	13	779	152	803	20
Other	24	9	30	1	53	11	15	1
Total	$32,180	$739	$30,647	$347	$33,344	$1,033	$34,534	$672

21 | Page

The table below summarizes transactions related to troubled debt restructurings during the six months ended June 30, 2015.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2014	$27,275	$2,915	$30,190
New restructurings	6,347	442	6,789
Change in accrual status	(282)	282	-
Paydowns	(3,534)	(1,694)	(5,228)
Net charge-offs	-	(142)	(142)
Ending balance at June 30, 2015	$29,806	$1,803	$31,609

The below table provides information regarding troubled debt restructurings that occurred during the three and six months ended June 30, 2015 and 2014.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended June 30, 2015			Three months ended June 30, 2014
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	2	$4,131	$3,731	-	$-	$-
Finance and insurance	1	100	48	-	-	-
Wholesale and retail trade	1	22	11	-	-	-
Other	4	870	481	2	377	377
	8	5,123	4,271	2	377	377

Other	-	-	-	1	91	91
Total	8	$5,123	$4,271	3	$468	$468

	Six months ended June 30, 2015			Six months ended June 30, 2014
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	3	$1,926	$1,556	-	$-	$-
Finance and insurance	1	100	48	-	-	-
Construction	2	858	29	2	300	330
Wholesale and retail trade	2	107	17	1	47	40
Other	9	5,548	4,316	4	527	476
	17	8,539	5,966	7	874	846
Real estate - mortgage
Residential and commercial owner-occupied	1	369	358	-	-	-
Construction & land	-	-	-	1	121	108
Consumer	1	148	142	1	10	2
Other	-	-	-	1	91	91
Total	19	$9,056	$6,466	10	$1,096	$1,047

Troubled debt restructurings during the three and six months ended June 30, 2015 and 2014 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three and six months ended June 30, 2015 and 2014.

22 | Page

The following table presents troubled loans restructured within the past 12 months from the reporting period and with a payment default during the six months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015		2014
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Wholesale and retail trade	1	$240	-	$-

Construction & land	-	-	1	2,615
Total	1	$240	1	$2,615

At June 30, 2015 and December 31, 2014, there were $3.2 million and $2.4 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at June 30, 2015 and December 31, 2014 are reported in the following table:

(in thousands)	At June 30, 2015	At December 31, 2014
Commercial
Manufacturing	$10	$66
Finance and insurance	89	50
Real estate services	150	212
Construction	78	312
Wholesale and retail trade	2,155	2,491
Other	299	186
Total commercial	2,781	3,317
Real estate - mortgage
Residential & commercial owner-occupied	1,113	2,091
Residential & commercial investor	-	1,325
Total real estate - mortgage	1,113	3,416
Construction & land	29	135
Consumer	152	2,126
Total nonaccrual loans	$4,075	$8,994

23 | Page

The tables below summarize the aging of the Company’s loan portfolio as of June 30, 2015 and December 31, 2014. At June 30, 2015 the Company did not have any loans 90 days or more past due and accruing.

	At June 30, 2015
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$5	$-	$-	$5	$133,064	$133,069
Finance and insurance	394	-	-	394	67,820	68,214
Healthcare	428	-	-	428	108,542	108,970
Real estate services	-	-	-	-	120,513	120,513
Construction	100	29	-	129	59,668	59,797
Wholesale and retail trade	238	11	1,885	2,134	81,000	83,134
Other	1,702	-	139	1,841	524,906	526,747
	2,867	40	2,024	4,931	1,095,513	1,100,444
Real estate - mortgage
Residential & commercial owner-occupied	-	48	207	255	435,652	435,907
Residential & commercial investor	-	1,298	-	1,298	498,405	499,703
	-	1,346	207	1,553	934,057	935,610

Construction & land	31	-	-	31	204,154	204,185

Consumer	36	91	-	127	212,540	212,667
Other	-	-	-	-	44,395	44,395
Total loans held for investment	$2,934	$1,477	$2,231	$6,642	$2,490,659	$2,497,301
Unearned net loan fees						(1,188)
Net loans held for investment						$2,496,113

	At December 31, 2014
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$45	$9	$-	$54	$126,064	$126,118	$-
Finance and insurance	-	-	-	-	81,047	81,047	-
Healthcare	193	-	-	193	91,618	91,811	-
Real estate services	-	-	-	-	112,388	112,388	-
Construction	-	-	122	122	56,373	56,495	-
Wholesale and retail trade	247	-	2,095	2,342	69,953	72,295	161
Other	-	-	9	9	437,465	437,474	-
	485	9	2,226	2,720	974,908	977,628	161
Real estate - mortgage
Residential & commercial owner-occupied	-	-	473	473	421,935	422,408	-
Residential & commercial investor	235	-	-	235	567,771	568,006	-
Other	-	-	-	-	180	180	-
	235	-	473	708	989,886	990,594	-

Construction & land	-	-	104	104	182,765	182,869	-

Consumer	176	253	1,954	2,383	205,538	207,921	-
Other	-	-	-	-	47,904	47,904	-
Total loans held for investment	$896	$262	$4,757	$5,915	$2,401,001	$2,406,916	$161
Unearned net loan fees						(1,341)
Net loans held for investment						$2,405,575

24 | Page

6.  Accumulated Other Comprehensive Income (Loss)

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
AOCI component	2015	2014	2015	2014	Line item in Condensed Consolidated Statement of Income
Available for sale securities:
Realized gain	$98	$1,209	$98	$1,170	Net gain on securities, other assets and OREO
Tax expense	(37)	(460)	(37)	(445)	Provision for income taxes
Subtotal	61	749	61	725
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	609	-	797	-	Interest on taxable / nontaxable securities
Tax expense	(231)	-	(303)	-	Provision for income taxes
Subtotal	378	-	494	-
Cash flow hedges:
Loans	233	238	465	425	Interest and fees on loans
Debt	(492)	(552)	(1,027)	(1,098)	Interest expense on subordinated debentures
Realized loss	(259)	(314)	(562)	(673)
Tax benefit	99	120	214	256	Provision for income taxes
Subtotal	(160)	(194)	(348)	(417)

Total reclassifications out of AOCI	$279	$555	$207	$308

The following table provides the beginning and ending balances of AOCI and changes during the six months ended June 30, 2015.

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2014	$7,168	$-	$(2,840)	$4,328
Other comprehensive income items	675	-	188	863
Reclassifications	(61)	(494)	348	(207)
Transfers	(5,469)	5,469	-	-
Other comprehensive income (loss), net of of tax	(4,855)	4,975	536	656
Balance at June 30, 2015	$2,313	$4,975	$(2,304)	$4,984

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

25 | Page

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

The Company has also expanded its product offering by adding international banking products, which expose the Company to foreign exchange-rate risk.  The Company utilizes foreign exchange forward contracts to manage the risk associated with fluctuation in foreign exchange rates.

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

At June 30, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $7.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $7.4 million against its obligations under these agreements.  At June 30, 2015, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2015	2014	classification	2015	2014
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$765	$437	Accrued interest and other liabilities	$4,481	$5,017
Fair value hedge - interest rate swap	Other assets	$407	$297	Accrued interest and other liabilities	$699	$988

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$2,984	$4,103	Accrued interest and other liabilities	$3,200	$4,284
Foreign exchange forward contracts	Other assets	$80	$54	Accrued interest and other liabilities	$64	$17

The tables below include information about financial instruments that are eligible to offset as required by ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

	At June 30, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$1,172	$-	$1,172	$(695)	$-	$477
Derivatives not designated as hedges(1)	3,064	-	3,064	(116)	-	2,948
Total	$4,236	$-	$4,236	$(811)	$-	$3,425

26 | Page

	At June 30, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(5,180)	$-	$(5,180)	$695	$4,485	$-
Derivatives not designated as hedges(2)	(3,264)	-	(3,264)	116	2,922	(226)
Securities sold under agreements to repurchase(3)	(58,328)	-	(58,328)	-	58,328	-
Total	$(66,772)	$-	$(66,772)	$811	$65,735	$(226)

	At December 31, 2014
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$734	$-	$734	$(487)	$-	$247
Derivatives not designated as hedges(1)	4,157	-	4,157	(220)	-	3,937
Total	$4,891	$-	$4,891	$(707)	$-	$4,184

	At December 31, 2014
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,005)	$-	$(6,005)	$487	$5,518	$-
Derivatives not designated as hedges(2)	(4,301)	-	(4,301)	220	3,891	(190)
Securities sold under agreements to repurchase(3)	(49,976)	-	(49,976)	-	49,976	-
Total	$(60,282)	$-	$(60,282)	$707	$59,385	$(190)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At June 30, 2015, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate under these swaps was 1.41%.  The swaps have remaining maturities ranging from three to four years.

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair

27 | Page

value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/paid on the Company’s variable-rate assets/liabilities.  During the next 12 months, the Company estimates that $1.8 million will be reclassified as an increase to interest expense and $0.8 million as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At June 30, 2015, the Company had interest rate swaps with a notional amount of $35.4 million used to hedge the change in the fair value of six commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” during the three and six months ended June 30, 2015 and 2014 representing hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At June 30, 2015, the Company had 86 interest-rate swaps with an aggregate notional amount of $176.6 million related to this program.  During the three and six months ended June 30, 2015 and 2014, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At June 30, 2015, the Company’s foreign currency holdings included British pounds, Euros, Japanese Yen, Mexican Pesos, and Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statement of Income.  At June 30, 2015, the Company had entered into forward contracts with a notional amount of $10.7 million that mature in 2015.  Net gains recognized and included in “Other income” during the three and six months ended June 30, 2015 and 2014 on foreign exchange forward contracts were immaterial.

28 | Page

8.  Borrowed Funds

Securities sold under agreements to repurchase at June 30, 2015 and December 31, 2014 are summarized below.

	June 30,	December 31,
(in thousands)	2015	2014
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $69,393 and $54,652 at June 30, 2015 and December 31, 2014, respectively)	$58,328	$49,976

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the condensed consolidated balance sheets. The securities underlying these agreements are included in investment securities in the condensed consolidated balance sheets. At June 30, 2015, all securities sold under agreements to repurchase mature on a daily basis.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

During the second quarter of 2015, the Company renewed a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points.  The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The line matures May 2016 at which time any outstanding amounts are due and payable. Proceeds from the line will be used for general corporate purposes and backup liquidity. Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank.  At June 30, 2015 and December 31, 2014, there was no amount outstanding on the LOC.

9.  Long-Term Debt

On June 25, 2015, the Company completed an offering of $60.0 million of unsecured 5.625% Fixed to Floating Rate Subordinated Notes due on June 25, 2030 (Notes).  The Notes bear a 5.625% annual fixed rate through June 25, 2025 and thereafter an annual floating rate equal to three-month LIBOR plus 317 basis points (3.17%).  The Notes contain an embedded call option that allows the Company to repay the Notes prior to their contractual maturity.  The call option is available on June 25, 2025 and quarterly thereafter at 100% of the principal amount.  Proceeds, net of a discount and debt issuance costs of $1.1 million, were $58.9 million.  Debt issuance costs incurred in conjunction with the offering were $0.3 million.  The Notes have an effective interest rate of 5.85%.

The Company adopted ASU 2015-03 that requires debt issuance costs to be reported as a direct deduction from the face of the note and not as a deferred charge.  Refer to Note 2 for additional information.  The discount and related debt issuance costs will be amortized into interest expense using the interest method over a 10-year term to the first call date.  Concurrently with the issuance of the Notes, the Company announced its plans to redeem 57,366 shares of the outstanding Senior Non-Cumulative perpetual preferred stock, series C, issued through the SBLF.  The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends ($57.4 million) on July 22, 2015.  A summary of the outstanding Notes at June 30, 2015 follows:

	June 30,	December 31,
(in thousands)	2015	2014	Interest rate	Maturity date	Earliest call date
Subordinated notes payable ($60,000 face amount)	$58,993	$-	Fixed 5.625%	June 25, 2030	June 25, 2025

29 | Page

10.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three and six months ended June 30, 2015, the Company recognized compensation expense, net of estimated forfeitures, of $0.7 million and $1.9 million, respectively, compared to $0.7 million and $1.7 million in the relative prior year periods.

The following table summarizes changes in option awards during the six months ended June 30, 2015:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2014	819,755	$9.66
Granted	53,613	12.40
Exercised	(88,154)	7.88
Forfeited	(235,432)	13.16
Outstanding at June 30, 2015	549,782	$8.71
Exercisable at June 30, 2015	405,677	$8.03

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 was $2.42 per option.

The following table summarizes changes in stock awards during the six months ended June 30, 2015.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2014	635,598	$9.05
Granted	257,610	11.50
Vested	(374,330)	8.30
Forfeited	(6,836)	10.61
Unvested at June 30, 2015	512,042	$10.81

At June 30, 2015, there was $5.1 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.0 years.

11.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

As discussed in Note 1, the Company discontinued the operations of GMB which was a component of the Fee-Based Lines segment.  The Company has considered the impact of the discontinuation on its operating segments and has determined that no change to its segment reporting is required.  The activities of GMB have been reported as discontinued operations within the Fee-Based Lines segment for all periods presented.

30 | Page

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent.  The following tables report the results of operations for the three and six months ended June 30, 2015 and 2014 by segment.

	Three months ended June 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$29,952	$-	$92	$30,044
Total interest expense	963	9	1,000	1,972
Provision for loan losses	1,115	-	(58)	1,057
Noninterest income	2,777	4,607	556	7,940
Noninterest expense	8,866	3,984	11,509	24,359
Management fees and allocations, net of tax	6,358	309	(6,667)	-
Provision (benefit) for income taxes	7,487	241	(4,515)	3,213
Net income (loss) from continuing operations	$7,940	$64	$(621)	$7,383
Net income from discontinued operations	-	-	-	-
Net income (loss)	$7,940	$64	$(621)	$7,383

	Six months ended June 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$58,825	$1	$1,182	$60,008
Total interest expense	1,940	21	1,974	3,935
Provision for loan losses	386	-	(118)	268
Noninterest income	5,443	9,053	762	15,258
Noninterest expense	18,543	7,914	23,265	49,722
Management fees and allocations, net of tax	12,802	612	(13,414)	-
Provision (benefit) for income taxes	14,915	456	(8,816)	6,555
Net income (loss) from continuing operations	$15,682	$51	$(947)	$14,786
Net loss from discontinued operations	-	(71)	-	(71)
Net income (loss)	$15,682	$(20)	$(947)	$14,715

	Three months ended June 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$28,403	$1	$106	$28,510
Total interest expense	1,145	11	1,001	2,157
Provision for loan losses	(776)	-	(165)	(941)
Noninterest income	3,018	4,336	189	7,543
Noninterest expense	8,311	3,760	10,436	22,507
Management fees and allocations, net of tax	5,715	250	(5,965)	-
Provision (benefit) for income taxes	8,121	223	(4,164)	4,180
Net income (loss) from continuing operations	$8,905	$93	$(848)	$8,150
Net income from discontinued operations	-	467	-	467
Net income (loss)	$8,905	$560	$(848)	$8,617

31 | Page

	Six months ended June 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$55,288	$2	$211	$55,501
Total interest expense	2,238	22	1,983	4,243
Provision for loan losses	(2,375)	-	(454)	(2,829)
Noninterest income	4,228	8,520	289	13,037
Noninterest expense	17,746	7,434	20,736	45,916
Management fees and allocations, net of tax	11,951	537	(12,488)	-
Provision (benefit) for income taxes	14,923	417	(8,110)	7,230
Net income (loss) from continuing operations	$15,033	$112	$(1,167)	$13,978
Net income from discontinued operations	-	156	-	156
Net income (loss)	$15,033	$268	$(1,167)	$14,134

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

Available for sale securities – At June 30, 2015, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds

32 | Page

certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  Total net unrealized gain recognized in AOCI at June 30, 2015 on TPS Level 3 securities was immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At June 30, 2015 and December 31, 2014, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$50,267	$13,038	$31,362	$5,867
Corporate debt securities	104,926	-	104,926	-
Municipal securities	3,868	-	3,868	-
Total available for sale securities	$159,061	$13,038	$140,156	$5,867

Derivatives:
Cash flow hedges	$765	$-	$765	$-
Fair value hedges	407	-	407	-
Non-designated hedges	2,984	-	2,984	-
Foreign exchange forward contracts	80	-	80	-
Total derivative assets	$4,236	$-	$4,236	$-

Liabilities
Derivatives:
Cash flow hedges	$4,481	$-	$4,481	$-
Fair value hedges	699	-	699	-
Non-designated hedges	3,200	-	3,200	-
Foreign exchange forward contracts	64	-	64	-
Total derivative liabilities	$8,444	$-	$8,444	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$283,504	$-	$283,504	$-
Trust preferred securities	59,655	21,737	31,164	6,754
Corporate debt securities	101,210	-	101,210	-
Municipal securities	15,446	-	15,446	-
Total available for sale securities	$459,815	$21,737	$431,324	$6,754

Derivatives:
Cash flow hedges	$437	$-	$437	$-
Fair value hedges	297	-	297	-
Non-designated hedges	4,103	-	4,103	-
Foreign exchange forward contracts	54	-	54	-
Total derivative assets	$4,891	$-	$4,891	$-

Liabilities
Derivatives:
Cash flow hedges	$5,017	$-	$5,017	$-
Fair value hedge	988	-	988	-
Non-designated hedges	4,284	-	4,284	-
Foreign exchange forward contracts	17	-	17	-
Total derivative liabilities	$10,306	$-	$10,306	$-

34 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$5,509	$6,907	$6,754	$6,036
Transfers	-	-	-	706
Net accretion	24	15	39	29
Sales / calls / maturities	-	-	(995)	-
Unrealized gain (loss) included in comprehensive income	334	(30)	69	121
Ending balance	$5,867	$6,892	$5,867	$6,892

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At June 30, 2015	$2,085	$-	$-	$2,085
At December 31, 2014	$15,734	$-	$-	$15,734

During the three and six months ended June 30, 2015, the Company recorded a $0.3 million and $1.0 million provision for loan loss reversal on impaired loans, respectively.  For the three and six months ended June 30, 2015, the Company recorded net recoveries of $0.3 million and $0.8 million, respectively, on impaired loans.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At June 30, 2015	$6,100	$-	$-	$6,100	$(33)
At December 31, 2014	$6,132	$-	$-	$6,132	$1,459

35 | Page

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	June 30, 2015	December 31, 2014
OREO recorded at fair value	$6,100	$6,132
Estimated selling costs	(314)	(313)
OREO	$5,786	$5,819

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net (gain) loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for six months ended June 30, 2015:

(in thousands)	OREO
Beginning OREO balance	$5,819
Valuation adjustments	(33)
Ending OREO balance	$5,786

The following tables provide information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2015 and December 31, 2014.

	At June 30, 2015
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$5,867	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	14%	0% to 21%
Impaired loans:
Commercial	$860	Sales comparison (1)	Management discount for asset type	55%	0% to 76%
Real estate - mortgage	1,111	Sales comparison (1)	Sales comparison adjustments	0%	(15)% to 14%
Construction & land	29	Sales comparison (1)	Sales comparison adjustments	(24)%	NA
Consumer	85	Sales comparison (1)	Sales comparison adjustments	14%	NA
Total impaired loans	$2,085
OREO:
Commercial	$423	Property appraisals (1)	Management discount for property type and recent market volatility	0%	NA
Construction & land	5,677	Property appraisals (1)	Management discount for property type and recent market volatility	19%	17% to 50%
Total OREO	$6,100

36 | Page

	At December 31, 2014
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$6,754	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	14%	0% to 18%
Impaired loans:
Commercial	$1,150	Market approach	Management discount for asset type	41%	77% to 6%
Real estate - mortgage	9,486	Income approach	Capitalization and/or discount rate	9%	9% to 10%
Real estate - mortgage	2,407	Sales comparison (1)	Sales comparison adjustments	4%	(9)% to 14%
Construction & land	679	Sales comparison (1)	Sales comparison adjustments	3%	(24)% to 5%
Consumer	2,012	Sales comparison (1)	Sales comparison adjustments	7%	5% to 14%
Total impaired loans	$15,734
OREO:
Commercial	$455	Property appraisals (1)	Management discount for property type and recent market volatility	19%	0% to 30%
Construction & land	5,677	Property appraisals (1)	Management discount for property type and recent market volatility	19%	17% to 50%
Total OREO	$6,132

(1)

The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal. Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustments represent decreases.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2015 and December 31, 2014.

37 | Page

	June 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$89,220	$89,220	$91,565	$91,565
Investment securities available for sale	159,061	159,061	459,815	459,815
Investment securities held to maturity	325,255	326,216	13,329	13,616
Other investments	8,976	8,976	11,477	11,477
Loans — net	2,462,281	2,456,795	2,372,810	2,371,756
Accrued interest receivable	10,100	10,100	9,617	9,617
Derivatives	4,236	4,236	4,891	4,891

Financial liabilities:
Deposits	$2,632,386	$2,632,249	$2,492,291	$2,492,340
Securities sold under agreements to repurchase	58,328	57,549	49,976	49,991
Short-term borrowings	-	-	112,469	112,469
Accrued interest payable	795	795	813	813
Subordinated notes payable	58,993	57,813	-	-
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	8,444	8,444	10,306	10,306

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

38 | Page

Commitments to extend credit and standby letters of credit — The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon, and are classified as Level 3.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.  Regulatory Matters

In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.  Basel III has increased both the quantity and quality of regulatory capital. On July 22, 2015 the Company redeemed its Senior Non-Cumulative Perpetual Preferred Stock, Series C, issued through the SBLF.  As a result of the redemption, the Company’s Tier 1 Capital ratio and Total Capital ratio will decrease in future periods.  Similarly, at June 30, 2015, Tier 2 capital increased from March 31, 2015 due to the inclusion of the newly issued Notes. Refer to Note 9 for additional information.

The following table shows the Company’s and the Bank’s capital amounts, ratios and regulatory thresholds under Basel III at June 30, 2015:

At June 30, 2015
(in thousands)	Company	Bank
Common shareholders' equity	$265,279	$337,151
Regulatory adjustments and deductions:
Disallowed intangible assets	(890)	-
Net operating loss carryforwards	(153)	(153)
Unrealized net gain on HTM securities	(4,975)	(4,975)
Unrealized net gain on AFS securities	(2,313)	(2,313)
Unrealized gain (loss) on cash flow hedges	2,304	(454)
Tier 1 deductions applied to CET1	-	(14,698)
Common equity tier 1 capital (CET1)	259,252	314,558
Subordinated debentures	70,000	-
Series C preferred stock	57,366	-
Tier 1 capital deductions	(16,877)	-
Tier 1 capital	369,741	314,558
Allowance for loan losses	33,832	33,408
Subordinated notes payable	58,993	-
Tier 2 capital deductions	(4,742)	(4,121)
Total risk-based regulatory capital	$457,824	$343,845

	Company
At June 30, 2015	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$259,252	$369,741	$457,824	$369,741
Well-capitalized requirement	180,697	222,396	277,995	152,324
Regulatory capital - excess	$78,555	$147,345	$179,829	$217,417
Capital ratios	9.3%	13.3%	16.5%	12.1%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement (1)	6.5%	8.0%	10.0%	5.0%

39 | Page

	Bank
At June 30, 2015	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$314,558	$314,558	$343,845	$314,558
Well-capitalized requirement	178,717	219,959	274,949	150,622
Regulatory capital - excess	$135,841	$94,599	$68,896	$163,936
Capital ratios	11.4%	11.4%	12.5%	10.4%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement	6.5%	8.0%	10.0%	5.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

14.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014 is detailed in the following schedules.

	Three months ended		Six months ended
Other income	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Loan fees	$356	$444	$651	$929
Other customer service fees	564	529	1,129	973
Bank-owned life insurance	287	585	631	902
Private equity investment income (loss)	556	140	789	(1,058)
Other	114	115	57	1
Total	$1,877	$1,813	$3,257	$1,747

	Three months ended		Six months ended
Other expense	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Marketing and business development	$809	$717	$1,468	$1,397
Service contracts	1,093	871	2,007	1,720
Professional fees	511	654	1,136	1,206
Office supplies and delivery	298	419	641	754
Other	820	1,108	1,698	1,969
Total	$3,531	$3,769	$6,950	$7,046

40 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. For a discussion of the segments included in our principal activities, see Note 11 of the Notes to the Condensed Consolidated Financial Statements on this Form 10-Q.

Executive Summary

CoBiz Financial Inc. is a $3.2 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.

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

Industry Overview

At its June 2015 meeting, the Federal Open Market Committee (FOMC) kept the target range for the federal funds rate at 0-25 basis points.  The FOMC noted that it will be appropriate to raise the target federal funds rate when its objectives of maximum employment and 2% inflation are reached.  The FOMC expects economic activity will expand at a moderate pace, but continues to see risks to the outlook for economic activity.  Inflation is anticipated to remain near its recent low level in the near term, but is expected to rise gradually toward the 2% goal as the labor market improves further and the transitory effects of declines in energy and import prices dissipate.

The unemployment rate improved in 2015 with the national unemployment rate decreasing to 5.3% in June 2015, from 5.6% and 6.7% at the end of 2014 and 2013, respectively.  As of May 2015, Colorado’s unemployment rate was 4.3%, compared to 4.2% and 5.9% at the end of 2014 and 2013, respectively.   Arizona’s unemployment rate was 5.8% at May 2015, compared to 6.6% and 7.2% at the end of 2014 and 2013, respectively.

In the first quarter of 2015, FDIC insured commercial banks and savings institutions reported combined earnings of $39.8 billion, $2.5 billion more than a year ago.  However, margins remain under pressure resulting in a decline in average net interest margin to 3.02% from 3.16% a year earlier as lower-yielding investments replace matured higher yielding assets.   The majority of banks (56.8%) reported year over year declines in quarterly net interest margins.  The majority of community banks (63%) increased earnings from the first quarter of 2014 due to lower loan-loss provisions coupled with improved revenue.  Earnings of community banks grew at almost three times the rate of noncommunity banks (6.1%).

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

41 | Page

Noted below are some of the Company’s significant financial performance measures and operational results for the three and six months ended June 30, 2015:

INCOME STATEMENT	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net interest income before provision	$28,072	$26,353	$56,073	$51,258
Provision for loan losses	1,057	(941)	268	(2,829)
Noninterest income	7,940	7,543	15,258	13,037
Net income (loss) from discontinued operations	-	467	(71)	156
Net income	7,383	8,617	14,715	14,134

Diluted earnings per common share	$0.17	$0.21	$0.35	$0.34
Net interest margin	3.96%	3.92%	4.01%	3.91%
Return on average assets	0.96%	1.19%	0.97%	1.00%
Return on average shareholders' equity	9.26%	11.86%	9.38%	9.90%

•

Net interest income and the net interest margin for the three and six months ended June 30, 2015 increased over the prior year periods.  The increases are primarily due to growth in the average loan portfolio in 2015 over 2014.  Net interest income and the net interest margin were also positively impacted by the collection of past due interest of $1.5 million on problem loan resolutions during 2015.

•

Provision for loan losses for the three and six months ended June 30, 2015 was $1.1 million and $0.3 million, respectively.  The provision was the result of continued growth in the loan portfolio and a $9.3 million increase in classified loans during the first half of 2015, primarily attributed to the downgrade of one credit.

•

Noninterest income increased $0.4 million and $2.2 million for the three and six months ended June 30, 2015 respectively, over the prior year periods.  Income on equity method investments was the primary driver of the increase.  In the first half of 2015, the Company realized income on equity method investments of $0.8 million, compared to a loss of $1.1 million in the first half of 2014.

•	Net income for the three and six months ended June 30, 2015 of $7.4 million and $14.7 million decreased 14.3% and increased 4.1%, respectively, over the prior year periods.

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2015	2014
Total assets	$3,166,092	$3,062,166
Total loans	2,496,113	2,405,575
Total deposits	2,632,386	2,492,291
Total shareholders' equity	322,645	308,769

Allowance for loan losses	$33,832	$32,765
Nonperforming assets	9,861	14,974
Allowance for loan and credit losses to total loans	1.36%	1.36%
Nonperforming assets to total assets	0.31%	0.49%

•	The loan portfolio at June 30, 2015 increased $90.5 million, or 3.8%, over the balance at December 31, 2014.

•

In the first quarter of 2015, the Company transferred securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.

•

The allowance for loan and credit losses was 1.36% of total loans at June 30, 2015 and December 31, 2014.  In the first half of 2015, the Company had net recoveries of $0.8 million in the allowance for loan and credit losses.

42 | Page

•	Total deposits at June 30, 2015 increased $140.1 million, or 11.3% annualized, over the balance at December 31, 2014.

•	Noninterest-bearing demand deposits declined $18.5 million in the first half of 2015, and comprise 40.1% of total deposits, compared to 43.1% at the end of 2014.

•

On June 25, 2015, the Company issued $60.0 million of unsecured fixed-to-floating rate subordinated notes.  The notes qualify as Tier 2 capital.  See Note 9 for additional information on the terms of the notes.

•

Concurrent with the subordinated notes issuance, the Company announced its plans to redeem the $57.4 million outstanding preferred stock issued through the Small Business Lending Fund (SBLF).  Redemption of the preferred stock was completed on July 22, 2015.

•

The Company’s total risk-based capital ratio was 16.5% at June 30, 2015 compared to 15.7% at the end of 2014.  The increase was primarily driven by the issuance of the $60.0 million subordinated notes in June 2015.  The Company’s redemption of the SBLF preferred stock on July 22, 2015 will have the effect of reducing the total risk-based capital ratio to be reported for the third quarter of 2015.  See Note 13 for additional information.

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

Financial Condition

Total assets at June 30, 2015 were $3.17 billion, increasing $103.9 million or 3.4% from $3.06 billion at December 31, 2014.  Assets consist primarily of net loans and investment securities, accounting for 93% of total assets.  Total liabilities at June 30, 2015 were $2.84 billion, increasing $90.1 million or 3.3% from $2.75 billion at December 31, 2014.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 95% of total liabilities.  Shareholder’s equity at June 30, 2015 was $322.6 million, increasing $13.9 million or 4.5% from $308.8 million at December 31, 2014.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments accounted for 15.6% of total assets at June 30, 2015 and 15.8% at December 31, 2014.

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

43 | Page

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

The net unrealized gain on available for sale securities was $3.7 million at June 30, 2015.  Excluding the securities transferred to held to maturity, the unrealized gain on available for sale securities at December 31, 2014 was $3.7 million.  The Company did not recognize any OTTI in earnings during the three and six months ended June 30, 2015.

	At June 30, 2015			Net	% of
	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain (loss)	gain
Mortgage-backed securities	$297,547	$297,521	61.3%	$(26)	(0.5)%
Trust preferred securities	61,799	64,562	13.3%	2,763	58.9%
Corporate debt securities	102,968	104,926	21.6%	1,958	41.7%
Municipal securities	18,271	18,268	3.8%	(3)	(0.1)%
Total	$480,585	$485,277	100.0%	$4,692	100.0%

Loans.  Gross loans increased $90.5 million to $2.50 billion at June 30, 2015, from $2.41 billion at December 31, 2014. During the first half of 2015, the Company extended $569.0 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $477.4 million and gross charge-offs of $1.0 million.

	At June 30, 2015		At December 31, 2014		At June 30, 2014
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,100,416	44.7%	$977,699	41.2%	$917,494	40.6%
Owner-occupied real estate	435,921	17.7%	422,471	17.8%	497,945	22.0%
Investor real estate	499,002	20.3%	567,248	23.9%	480,454	21.3%
Construction & land	203,262	8.3%	181,864	7.7%	160,452	7.1%
Consumer	212,730	8.6%	207,955	8.8%	194,339	8.6%
Other	44,782	1.8%	48,338	2.0%	43,960	1.9%
Total loans	2,496,113	101.4%	2,405,575	101.4%	2,294,644	101.5%
Allowance for loan losses	(33,832)	(1.4)%	(32,765)	(1.4)%	(33,922)	(1.5)%
Total net loans	$2,462,281	100.0%	$2,372,810	100.0%	$2,260,722	100.0%

Loan growth during the first half of 2015 was primarily due to a $122.7 million increase in Commercial loans and a $21.4 million increase in Construction & land loans. Offsetting these increases was a $68.2 million decline in Investor real estate loans.  Geographically, Arizona loans increased $78.6 million and Colorado loans increased $12.0 million in the first half of 2015.

The allowance for loan losses increased $1.1 million during the first half of 2015, through a provision for loan losses of $0.3 million and $0.8 million in net recoveries.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $2.7 million to $17.3 million at June 30, 2015, from $20.0 million at December 31, 2014. The decrease was primarily related to the tax effect of annual bonus payments made in the first quarter of 2015.

44 | Page

Deposits.  Total deposits increased $140.1 million to $2.63 billion at June 30, 2015 from $2.49 billion at December 31, 2014.  Noninterest-bearing deposits at June 30, 2015 comprised 40.1% of total deposits.  The Company has sustained noninterest-bearing deposit levels of 40% or more since the third quarter of 2012.  Deposit growth during the first six months of the year is typically constrained due to deposit outflows for bonuses, owner distributions and tax payments on customer business accounts.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $184.8 million and $164.2 million in CDARS and ICS accounts at June 30, 2015 and December 31, 2014, respectively.

DEPOSITS AND CUSTOMER	At June 30, 2015		At December 31, 2014		At June 30, 2014
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$770,076	28.6%	$661,519	26.0%	$599,234	25.3%
Interest-bearing demand	618,272	23.0%	531,365	20.9%	491,347	20.7%
Savings	19,384	0.7%	15,236	0.6%	15,134	0.6%
Certificates of deposits under $100	22,487	0.8%	24,184	1.0%	25,704	1.1%
Certificates of deposits $100 and over	105,111	3.9%	122,216	4.8%	126,487	5.3%
Reciprocal CDARS	42,424	1.6%	64,607	2.5%	60,651	2.6%
Brokered CDs	-	-%	-	-%	19,996	0.8%
Total interest-bearing deposits	1,577,754	58.6%	1,419,127	55.8%	1,338,553	56.4%
Noninterest-bearing demand deposits	1,054,632	39.2%	1,073,164	42.2%	960,600	40.5%
Customer repurchase agreements	58,328	2.2%	49,976	2.0%	74,565	3.1%
Total deposits and customer repurchase agreements	$2,690,714	100.0%	$2,542,267	100.0%	$2,373,718	100.0%

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

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At June 30, 2015, the Company did not have short-term borrowings outstanding.  At December 31, 2014, short-term borrowings outstanding were $112.5 million.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Subordinated Notes Payable. On June 25, 2015, the Company completed the offering of $60.0 million of unsecured 5.625% Fixed to Floating Rate Subordinated Notes due June 25, 2030 (Notes).  The Notes bear a 5.625% annual fixed rate through June 25, 2025 and thereafter an annual floating rate equal to three-month LIBOR plus 317 basis points (3.17%).   Proceeds, net of a discount and debt issuance costs of $1.1 million were $58.9 million.  Debt issuance costs incurred in conjunction with the offering were $0.3 million.  See Note 9 to the Condensed Consolidated Financial Statements for additional discussion.

45 | Page

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $4.9 million from the end of 2014 to $21.6 million at June 30, 2015.  The decrease is due to bonus payments in the first quarter of 2015 ($6.5 million) resulting in a year to date decline in bonus accruals of $4.2 million.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, followed by a discussion of the major components of our revenues, expenses and performance.

On March 31, 2015, the Company closed GMB, its investment banking subsidiary.  The following information is presented for the current and prior period amounts to exclude amounts relating to GMB, which is reported as discontinued operations.

			2015 vs 2014				2015 vs 2014
INCOME STATEMENT	Three months ended		Increase		Six months ended		Increase
	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Interest income	$30,044	$28,510	$1,534	5.4%	$60,008	$55,501	$4,507	8.1%
Interest expense	1,972	2,157	(185)	(8.6)%	3,935	4,243	(308)	(7.3)%
NET INTEREST INCOME BEFORE PROVISION	28,072	26,353	1,719	6.5%	56,073	51,258	4,815	9.4%
Provision for loan losses	1,057	(941)	1,998	(212.3)%	268	(2,829)	3,097	(109.5)%
NET INTEREST INCOME AFTER PROVISION	27,015	27,294	(279)	(1.0)%	55,805	54,087	1,718	3.2%
Noninterest income	7,940	7,543	397	5.3%	15,258	13,037	2,221	17.0%
Noninterest expense	24,359	22,507	1,852	8.2%	49,722	45,916	3,806	8.3%
INCOME BEFORE INCOME TAXES	10,596	12,330	(1,734)	(14.1)%	21,341	21,208	133	0.6%
Provision for income taxes	3,213	4,180	(967)	(23.1)%	6,555	7,230	(675)	(9.3)%
NET INCOME FROM CONTINUING OPERATIONS	7,383	8,150	(767)	(9.4)%	14,786	13,978	808	5.8%
Net income (loss) from discontinued operations	-	467	(467)	-%	(71)	156	(227)	(145.5)%
NET INCOME	$7,383	$8,617	$(1,234)	(14.3)%	$14,715	$14,134	$581	4.1%

Annualized return on assets for the three and six months ended June 30, 2015 and 2014 was 0.96% and 0.97%, respectively, compared to 1.19% and 1.00% over the prior year periods.  Net income for the three months ended June 30, 2015 decreased $1.2 million over the prior year period due to an increase in the provision for loan losses and prior year gains on the sale of investment securities.  Net income for the six months ended June 30, 2015 increased $0.6 million due to higher operating revenue (driven by an increase in average loans and higher noninterest income), partially offset by the increase in provision for loan losses and noninterest expense.  Noninterest income as a percentage of operating revenue (taxable equivalent) was 21.26% and 20.66% for the three and six months ended June 30, 2015, compared to 21.66% and 19.73% in the prior-year periods, respectively.  The Company’s tax equivalent efficiency ratio(1) was 65.48% and 67.43% for the three and six months ended June 30, 2015, respectively, compared to 69.35% and 72.25% in the respective prior year periods.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2015 and 2014.

.	Three months ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$23,744	$15	0.25%	$18,913	$24	0.50%
Investment securities (1)	483,867	3,350	2.77%	536,450	4,123	3.07%
Loans (1)(2)	2,467,522	28,014	4.49%	2,236,728	25,296	4.47%
Total interest-earning assets	$2,975,133	$31,379	4.18%	$2,792,091	$29,443	4.18%
				-
Noninterest-earning assets	101,549			121,413
Total assets	$3,076,682			$2,913,504

Liabilities and Shareholders' Equity
Deposits
Money market	$738,879	$514	0.28%	$586,439	$465	0.32%
Interest-bearing demand	622,334	200	0.13%	493,768	236	0.19%
Savings	18,097	2	0.04%	14,389	2	0.06%
Certificates of deposit
Reciprocal	52,391	31	0.24%	66,721	55	0.33%
Under $100	23,008	23	0.40%	27,693	29	0.42%
$100 and over	109,321	142	0.52%	131,292	171	0.52%
Total interest-bearing deposits	$1,564,030	$912	0.23%	$1,320,302	$958	0.29%
Other borrowings
Securities sold under agreements to repurchase	61,626	9	0.06%	79,615	44	0.22%
Other short-term borrowings	27,539	19	0.27%	182,669	127	0.28%
Long-term debt	76,056	1,032	5.37%	72,166	1,028	5.64%
Total interest-bearing liabilities	$1,729,251	$1,972	0.45%	$1,654,752	$2,157	0.52%
Noninterest-bearing demand accounts	1,024,447			947,271
Total deposits and interest-bearing liabilities	2,753,698			2,602,023
Other noninterest-bearing liabilities	3,320			20,012
Total liabilities	2,757,018			2,622,035
Total equity	319,664			291,469
Total liabilities and equity	$3,076,682			$2,913,504
Net interest income - taxable equivalent		$29,407			$27,286
Net interest spread			3.73%			3.66%
Net interest margin			3.96%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	172.05%			168.73%

47 | Page

	Six months ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$22,207	$27	0.24%	$18,470	$48	0.52%
Investment securities (1)	485,156	6,877	2.83%	543,815	8,381	3.08%
Loans (1)(2)	2,438,508	55,611	4.54%	2,173,000	48,858	4.47%
Total interest-earning assets	$2,945,871	$62,515	4.22%	$2,735,285	$57,287	4.17%

Noninterest-earning assets	111,582			120,634
Total assets	$3,057,453			$2,855,919

Liabilities and Shareholders' Equity
Deposits
Money market	$710,472	$1,003	0.28%	$584,814	$929	0.32%
Interest-bearing demand	591,790	394	0.13%	462,030	481	0.21%
Savings	17,118	4	0.05%	13,497	4	0.06%
Certificates of deposit
Reciprocal	54,461	65	0.24%	74,852	123	0.33%
Under $100	23,371	47	0.41%	27,641	59	0.43%
$100 and over	114,632	293	0.52%	133,976	349	0.53%
Total interest-bearing deposits	$1,511,844	$1,806	0.24%	$1,296,810	$1,945	0.30%
Other borrowings
Securities sold under agreements to repurchase	58,186	19	0.06%	92,005	107	0.23%
Other short-term borrowings	53,963	70	0.26%	109,131	147	0.27%
Long-term debt	74,122	2,040	5.47%	72,166	2,044	5.63%
Total interest-bearing liabilities	$1,698,115	$3,935	0.46%	$1,570,112	$4,243	0.54%
Noninterest-bearing demand accounts	1,030,460			975,359
Total deposits and interest-bearing liabilities	2,728,575			2,545,471
Other noninterest-bearing liabilities	12,648			22,431
Total liabilities	2,741,223			2,567,902
Total equity	316,230			288,017
Total liabilities and equity	$3,057,453			$2,855,919
Net interest income - taxable equivalent		$58,580			$53,044
Net interest spread			3.76%			3.63%
Net interest margin			4.01%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	173.48%			174.21%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three and six months ended June 30, 2015 grew 7.8% and 10.4% compared to the prior year periods, driven primarily by higher loan volume.  Average interest-earning assets for the three and six months ended June 30, 2015 increased $183.0 million to $3.0 billion and $210.6 million to $2.9 billion compared to the year-earlier averages.  The yield on average interest-earning assets benefitted from $1.5 million of recaptured interest on problem loan resolutions during the first half of 2015.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 14 basis points (0.14%) for the three and six months ended June 30, 2015 compared to 17 basis points (0.17%) in the prior year periods.  The average rate on total interest-bearing liabilities for the three and six months ended June 30, 2015 decreased 7 basis points (0.07%) and 8 basis points (0.08%) compared to the prior year periods, a change attributed to the reduction in securities sold under agreements to repurchase.  The Company has migrated customers out of the Customer Repos and into other deposit products.

48 | Page

The following table presents noninterest income for the three and six months ended June 30, 2015 and 2014.

			2015 vs 2014				2015 vs 2014
NONINTEREST INCOME	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Service charges	$1,455	$1,394	$61	4.4%	$2,948	$2,770	$178	6.4%
Investment advisory income	1,471	1,442	29	2.0%	2,966	2,864	102	3.6%
Insurance income	3,137	2,894	243	8.4%	6,087	5,656	431	7.6%
Other income	1,877	1,813	64	3.5%	3,257	1,747	1,510	86.4%
Total noninterest income	$7,940	$7,543	$397	5.3%	$15,258	$13,037	$2,221	17.0%

Service Charges. Service charges primarily consist of fees earned from our treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges grew in 2015 due to growth in the average balance of deposit accounts using our treasury management services.

Investment Advisory Income.  Investment advisory income has increased during the three and six months ended June 30, 2015 over the prior year periods due to an increase in assets under management (AUM).  Fees earned are generally based on a percentage of AUM, and market volatility has a direct impact on earnings.  Average AUM for the current quarter grew 5.5% compared to the prior year quarter.  AUM totaled $886.7 million at June 30, 2015 compared to $854.7 million at June 30, 2014.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue increased $0.2 million and $0.4 million for the three and six months ended June 30, 2015 compared to the prior year periods.  The year-over-year improvement is due to organic growth and higher profit sharing bonuses in the current year period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, earnings on equity method investments, swap fees, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three and six months ended June 30, 2015 increased $0.1 million and $1.5 million, respectively, from the prior year periods.  The year-to-date increase is primarily due to higher revenue from equity method investments in certain SBIC funds.  In the first quarter of 2014, the Company had a loss on one of these passive funds related to a realized loss on an underlying investment.

The following table presents noninterest expense for the three and six months ended June 30, 2015 and 2014.

			2015 vs 2014				2015 vs 2014
NONINTEREST EXPENSE	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Salaries and employee benefits	$16,216	$15,430	$786	5.1%	$33,191	$30,736	$2,455	8.0%
Share-based compensation expense	739	711	28	3.9%	1,904	1,725	179	10.4%
Occupancy expenses, premises and equipment	3,258	3,387	(129)	(3.8)%	6,407	6,484	(77)	(1.2)%
Amortization of intangibles	150	149	1	0.7%	300	300	-	-%
FDIC and other assessments	443	483	(40)	(8.3)%	891	890	1	0.1%
Other real estate owned and loan workout costs	117	224	(107)	(47.8)%	143	565	(422)	(74.7)%
Net gain on securities, other assets and OREO	(95)	(1,646)	1,551	(94.2)%	(64)	(1,830)	1,766	(96.5)%
Other expense	3,531	3,769	(238)	(6.3)%	6,950	7,046	(96)	(1.4)%
Total noninterest expense	$24,359	$22,507	$1,852	8.2%	$49,722	$45,916	$3,806	8.3%

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.8 million or 5.1% and $2.5 million or 8.0% for the three and six months ended June 30, 2015 over the prior year periods. The increase relates to investments in new personnel and annual cost of living and merit increases effective in the second

49 | Page

quarter of 2014.  The Company had 529 full-time equivalent employees at June 30, 2015, up from 510 a year earlier.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three and six months ended June 30, 2015 compared to the prior year period due to the issuance of restricted stock during the first quarter of 2015 and an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs declined for the three and six months ended June 30, 2015 compared to the prior year period, primarily due to a decline in rent expense.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three and six months ended June 30, 2015 remained relatively stable compared to prior year periods.  The assessments are based on statutory and risk classification factors to determine an assessment rate that is then applied to the average net assets of the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.1 million and $0.4 million during the three and six months ended June 30, 2015 compared to the prior year periods.  These costs are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net Gain on Securities, Other Assets, and OREO. Gains and losses on available for sale securities are recognized upon the sale or call of a security.  Gains and losses on OREO are recognized upon sale or due to valuation changes on OREO held at the balance sheet date.  The net gain during 2015 relates primarily to a gain on an investment security.  During the three and six months ended June 30, 2014, the Company recognized net gains of $1.6 million and $1.8 million, respectively, primarily on investment securities.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, marketing and courier). Other operating expenses decreased modestly for the three and six months ended June 30, 2015 compared to the prior year periods.

Provision for Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2015 was 30% and 31%, respectively, compared to 34% in the prior year periods.  The decrease in the effective tax rate in 2015 compared to 2014 is due to growth in the Company’s tax-exempt loan and investment portfolios and a decline in nondeductible compensation.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Increase	Six months ended June 30,
(in thousands)	2015	2014	(decrease)	2015	2014	Increase (decrease)
Provision for loan losses	$1,057	$(941)	$1,998	$268	$(2,829)	$3,097
Provision for credit losses (included in other expenses)	-	-	-	-	-	-
Total provision for loan and credit losses	$1,057	$(941)	$1,998	$268	$(2,829)	$3,097

The Company recorded a $1.1 million and $0.3 million in provision for loan losses for the three and six months ended June 30, 2015, respectively.  Although nonperforming assets have had a declining trend in

50 | Page

2015, classified assets increased $9.3 million in the first half of 2015.  The increase in classified assets, driven primarily by the downgrade in a single commercial credit, combined with continued loan growth, resulted in the increase in the provision for loan losses in 2015 over 2014.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans increased to $46.2 million at June 30, 2015 from $36.9 million at December 31, 2014 and $41.4 million at June 30, 2014.  At June 30, 2015 and December 31, 2014, the allowance for loan and credit losses was 1.36% of total loans.  At June 30, 2014, the allowance for loan and credit losses to total loans was 1.48%.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 830.23% at June 30, 2015 from 357.89% at December 31, 2014 and 424.29% at June 30, 2014.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.3 million and $0.8 million during the three and six months ended June 30, 2015, respectively.  Activity in the allowance for loan and credit losses for the current and relevant prior year periods is summarized below:

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Allowance for loan losses at beginning of period	$32,765	$37,050	$37,050
Charge-offs:
Commercial	(469)	(1,956)	(1,448)
Real estate - mortgage	(148)	(52)	(52)
Construction & land	(104)	(50)	(38)
Consumer	(31)	(453)	(8)
Other	(282)	(6)	(1)
Total charge-offs	(1,034)	(2,517)	(1,547)
Recoveries:
Commercial	125	373	309
Real estate - mortgage	1,101	435	275
Construction & land	335	1,519	605
Consumer	-	54	53
Other	272	6	6
Total recoveries	1,833	2,387	1,248
Net recoveries (charge-offs)	799	(130)	(299)
Provision for loan losses charged to operations	268	(4,155)	(2,829)
Allowance for loan losses at end of period	$33,832	$32,765	$33,922

Ratio of net recoveries (charge-offs) to average loans	0.03%	(0.01)%	(0.01)%

51 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2015	2014	2014
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$161	$134
Nonaccrual loans:
Commercial	2,781	3,317	938
Real estate - mortgage	1,113	3,416	4,081
Construction & land	29	135	2,752
Consumer & other	152	2,126	90
Total nonaccrual loans	4,075	8,994	7,861
Total nonperforming loans	4,075	9,155	7,995
OREO and repossessed assets	5,786	5,819	4,148
Total nonperforming assets	$9,861	$14,974	$12,143

Performing renegotiated loans	$29,806	$27,275	$24,033
Classified loans	$46,277	$36,940	$41,357

Allowance for loan losses	$33,832	$32,765	$33,922
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$33,832	$32,765	$33,922
Nonperforming assets to total assets	0.31%	0.49%	0.40%
Nonperforming loans to total loans	0.16%	0.38%	0.35%
Nonperforming loans and OREO to total loans and OREO	0.39%	0.62%	0.53%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.36%	1.36%	1.48%
Allowance for loan and credit losses to nonperforming loans	830.23%	357.89%	424.29%

Nonperforming assets decreased $5.1 million or 34.1% at June 30, 2015, from December 31, 2014 and decreased $2.3 million or 18.8% from the prior year period.  Approximately 84.0% or $8.3 million of nonperforming assets at June 30, 2015 were concentrated in Colorado, while the remaining 16.0% or $1.6 million were in Arizona.  Nonperforming loans represent 41.3% of total nonperforming assets with the remaining 58.7% comprised of OREO.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 11 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three and six months ended June 30, 2015 and 2014 are presented below.

			2015 vs 2014				2015 vs 2014
Commercial Banking	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Net interest income	$28,989	$27,258	$1,731	6.4%	$56,885	$53,050	$3,835	7.2%
Provision for loan losses	1,115	(776)	1,891	243.7%	386	(2,375)	2,761	116.3%
Noninterest income	2,777	3,018	(241)	(8.0)%	5,443	4,228	1,215	28.7%
Noninterest expense	8,866	8,311	555	6.7%	18,543	17,746	797	4.5%
Provision for income taxes	7,487	8,121	(634)	(7.8)%	14,915	14,923	(8)	(0.1)%
Net income before management fees and overhead allocations	14,298	14,620	(322)	(2.2)%	28,484	26,984	1,500	5.6%
Management fees and overhead allocations, net of tax	6,358	5,715	643	11.3%	12,802	11,951	851	7.1%
Net income	$7,940	$8,905	$(965)	(10.8)%	$15,682	$15,033	$649	4.3%

52 | Page

Net income for the Commercial Banking segment during the three months ended June 30, 2015 decreased $1.0 million compared to the second quarter of 2014. Higher net interest income driven by increased loan volume was offset by provision for loan losses of $1.1 million. Noninterest income declined in the current quarter compared to 2014.  In the second quarter of 2014, noninterest income benefited from a life insurance settlement. Noninterest expense increased in the current quarter compared to a year earlier when gains were realized on the sale of investment securities.

Net income for the Commercial Banking segment increased $0.6 million during the six months ended June 30, 2015 compared to the year-earlier period.  Higher net interest income on increased loan volume during the first half of 2015 was offset by a higher provision for loan losses.  Noninterest income increased in the six months ended June 30, 2015 on improved results from passive equity method investments, which recorded losses of $1.1 million in the first half of 2014. Until the second quarter of 2015, Commercial Banking had recorded negative provision for loan losses due to improved credit quality metrics since the first quarter of 2012.

			2015 vs 2014				2015 vs 2014
Fee-Based Lines	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Net interest income	$(9)	$(10)	$1	10.0%	$(20)	$(20)	$-	-%
Noninterest income	4,607	4,336	271	6.3%	9,053	8,520	533	6.3%
Noninterest expense	3,984	3,760	224	6.0%	7,914	7,434	480	6.5%
Provision for income taxes	241	223	18	8.1%	456	417	39	9.4%
Net income before management fees and overhead allocations	373	343	30	8.7%	663	649	14	2.2%
Net income (loss) from discontinued operations	-	467	(467)	(100.0)%	(71)	156	(227)	(145.5)%
Management fees and overhead allocations, net of tax	309	250	59	23.6%	612	537	75	14.0%
Net income (loss)	$64	$560	$(496)	(88.6)%	$(20)	$268	$(288)	(107.5)%

During the first quarter of 2015, the Company discontinued the operations of GMB, a component of the Fee-Based Lines segment, due to increased regulatory compliance costs and to focus on recurring revenue streams.  The activities and results of operations for GMB have been summarized and reported as discontinued operations for the periods presented.

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income (continuing operations) and investment banking fees (discontinued operations).  Net income from continuing operations before management fees and overhead allocations was stable for the Fee-Based Lines for the three and six months ended June 30, 2015. Compensation of production employees in the Fee-Based lines, which is variable and tied to revenues, was the primary driver of higher noninterest expense in 2015 compared to 2014.

			2015 vs 2014				2015 vs 2014
Corporate Support and Other	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Net interest income	$(908)	$(895)	$(13)	(1.5)%	$(792)	$(1,772)	$980	55.3%
Provision for loan losses	(58)	(165)	107	64.8%	(118)	(454)	336	74.0%
Noninterest income	556	189	367	194.2%	762	289	473	163.7%
Noninterest expense	11,509	10,436	1,073	10.3%	23,265	20,736	2,529	12.2%
Benefit for income taxes	(4,515)	(4,164)	(351)	(8.4)%	(8,816)	(8,110)	(706)	(8.7)%
Net loss before management fees and overhead allocations	(7,288)	(6,813)	(475)	(7.0)%	(14,361)	(13,655)	(706)	(5.2)%
Management fees and overhead allocations, net of tax	(6,667)	(5,965)	(702)	(11.8)%	(13,414)	(12,488)	(926)	(7.4)%
Net loss	$(621)	$(848)	$227	26.8%	$(947)	$(1,167)	$220	18.9%

53 | Page

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

Net interest income for the six months ended June 30, 2015 increased $1.0 million over the prior year period due to the collection of past-due interest on a problem loan resolution in the first quarter of 2015.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Lower net gains recorded in 2015 and higher overall salary and benefits expense resulted in an increase in noninterest expense for the six months ended June 30, 2015 compared to the prior year period.  Due to the issuance of the Notes on June 25, 2015, interest expense will substantially increase in future periods.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2015:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Repurchase agreements (1)	$58,328	$-	$-	$-	$58,328
Operating lease obligations	5,403	6,628	4,625	1,130	17,786
Long-term debt obligations (2)(3)	7,274	14,547	14,213	154,804	190,838
Preferred Stock, Series C dividend (4)	57,414	-	-	-	57,414
Total contractual obligations	$128,419	$21,175	$18,838	$155,934	$324,366

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.65% and ranges from 1.73% to 3.23%.

(3)

Principal repayment of the $60.0 million fixed to floating subordinated notes issued in June 2015 is assumed to be at the contractual maturity, currently beyond five years.  Interest on the Notes is calculated at an annual fixed rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to three-month LIBOR plus 317 basis points.  No estimate of interest payments during the floating rate period is included in the preceding table.

(4)

Series C Preferred Stock issued to U.S. Department of Treasury in September 2011 includes dividends payable at 1%, the rate in effect at June 30, 2015.  The preferred shares are shown in the table as being due in the “Within One year” category which assumes $57.4 million of preferred stock will be redeemed in the third quarter of 2015 using funds from the Notes issued in June 2015.  The redemption occurred on July 22, 2015.

54 | Page

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2015, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$575,980	$219,915	$54,001	$8,336	$858,232
Standby letters of credit	21,578	5,908	1,260	510	29,256
Commercial letters of credit	802	58	-	-	860
Unfunded commitments for unconsolidated investments	7,851	-	-	-	7,851
Company guarantees	1,391	-	-	755	2,146
Total commitments	$607,602	$225,881	$55,261	$9,601	$898,345

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

Approximately $63.9 million of total loan commitments at June 30, 2015 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at June 30, 2015 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

55 | Page

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

The Company's current liquidity position is expected to be more than adequate to fund expected asset growth. Historically, our primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments – which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, business and economic conditions, and other factors – are less predictable.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $89.2 million at June 30, 2015, compared to $91.6 million at December 31, 2014.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 94.8% at June 30, 2015, from 96.5% at December 31, 2014.  At June 30, 2015, the Company had no wholesale borrowings outstanding and average wholesale borrowings were $54.0 million during the six months ended June 30, 2015.  Average wholesale borrowings were $113.5 million during the year ended December 31, 2014.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2015, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at June 30, 2015 totaled $755.4 million.  Available funding is comprised of $175.0 million through the unsecured federal fund lines and $580.4 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common and preferred stock, quarterly interest payments on the subordinated debentures and Notes, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company. The Company has $57.4 million in preferred stock issued

56 | Page

pursuant to the SBLF program currently paying a 1% dividend that increases to a 9% dividend rate in 2016.  In June 2015, the Company completed the issuance of $60.0 million of Notes, the proceeds of which were used to redeem all outstanding preferred shares issued to the U.S. Treasury under the SBLF program.  The remaining net proceeds from the Notes, approximately $1.6 million, will be available for general corporate purposes.

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2015.  The line of credit has a one year term and matures in May 2016.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2015, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Net loss from discontinued operations for the six months ended June 30, 2015 was $0.1 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s Condensed Consolidated Statements of Cash Flows.  Discontinued operations are expected to have no impact on the Company’s ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At June 30, 2015, shareholders’ equity totaled $322.6 million, a $13.9 million increase from December 31, 2014, primarily related to earnings of $14.7 million during the six months ended June 30, 2015.  Also contributing to the increase was a $3.2 million increase related to stock-based compensation, sales of stock under the employee stock purchase plan and stock option exercises and an increase of $0.7 million in AOCI.  Offsetting these increases were common and preferred stock dividends of $3.6 million and common stock repurchases of $1.2 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1”, “Additional Tier 1” and “Tier 2” capital elements. Common Equity Tier 1 is comprised of common stock, related surplus and retained earnings.  Additional Tier 1 capital includes, with certain restrictions, noncumulative perpetual preferred stock, certain grandfathered regulatory capital instruments and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinate debt, certain maturing capital instruments, and the allowance for loan and credit losses. At June 30, 2015, the Bank and Holding Company were well-capitalized

57 | Page

with all capital ratios exceeding the well-capitalized requirement.  The Holding Company includes the $57.4 million in SBLF preferred shares in Tier 1 capital at June 30, 2015.  Net proceeds of the aforementioned notes offering by the Parent are included as Tier 2 capital at June 30, 2015. These components of Tier 1 and Tier 2 capital together result in a significantly higher Total Capital ratio than the Company has historically reported.  The Company’s Tier 1 capital ratio and Total Capital ratio will decrease as a result of the  redemption of the SBLF preferred shares.  The following table illustrates how regulatory capital and ratios would have changed had the redemption occurred at June 30, 2015.

	Common Tier 1	Tier 1	Tier 2	Total Capital
At June 30, 2015, as reported	$259,252	$110,489	$88,083	$457,824
Effect of SBLF redemption	-	(57,366)	-	(57,366)
At June 30, 2015, adjusted	$259,252	$53,123	$88,083	$400,458

Risk-based ratios, as reported	9.3%	13.3%		16.5%
Risk-based ratios, as adjusted	9.3%	11.2%		14.4%

See Note 13 to the Condensed Consolidated Financial Statements for additional disclosure or capital components and ratios.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at June 30, 2015 that was grandfathered under Basel III.  The rules increased both the quantity and quality of required capital which is being phased in beginning January 1, 2015, with full implementation by 2018.

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

58 | Page

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by ALCO, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. ALCO also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact on net interest income of changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at June 30, 2015, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at June 30, 2015, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at

59 | Page

June 30, 2015, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(1.6)%	-%	1.5%	3.8%
Market value of equity	n/a	(26.4)%	-%	24.1%	43.4%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2015, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

60 | Page

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Item 703 of Regulation S-K, the following table summarizes shares acquired and amounts paid in net settlement of restricted stock awards during the period.

Period	Total number of shares	Average price paid per share
April 1 - April 30, 2015	2,713	$12.45
May 1 - May 31, 2015	194	11.73
Total	2,907	$12.40

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
4.1	Form of Subordinated Indenture, dated as of June 25, 2015		8-K	001-15955	4.1	6/25/2015
4.2	Form of First Supplemental Indenture, dated as of June 25, 2015		8-K	001-15955	4.2	6/25/2015
10.1	Revolving credit agreement, dated June 19, 2015, between CoBiz Financial Inc. and U.S. Bank N.A.	X
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 24, 2015	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 24, 2015	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

61 | Page