Form 10-Q
period 2015-09-30
COBIZ FINANCIAL INC
filed 2015-10-23
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 41,071,451 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 22, 2015.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At September 30, 2015 and December 31, 2014

	September 30,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Cash and due from banks	$57,995	$54,629
Interest-bearing deposits and federal funds sold	35,954	36,936
Total cash and cash equivalents	93,949	91,565

Investment securities available for sale (cost of $150,021 and $448,253, respectively)	153,365	459,815
Investment securities held to maturity (fair value of $350,587 and $13,616, respectively)	349,020	13,329
Other investments	11,479	11,477
Total investments	513,864	484,621

Loans - net of allowance for loan losses of $34,899 and $32,765, respectively	2,586,154	2,372,810
Intangible assets - net of amortization of $6,354 and $6,197, respectively	2,076	2,526
Bank-owned life insurance	49,020	48,040
Premises and equipment - net of depreciation of $38,860 and $37,953, respectively	6,227	7,250
Accrued interest receivable	10,788	9,617
Deferred income taxes, net	19,465	20,008
Other real estate owned - net of valuation allowance of $8,722 and $8,760, respectively	5,481	5,819
Other	20,748	19,910
TOTAL ASSETS	$3,307,772	$3,062,166

Liabilities
Deposits
Noninterest-bearing demand	$1,127,747	$1,073,164
Interest-bearing demand	572,848	531,365
Money market	832,131	661,519
Savings	18,540	15,236
Certificates of deposits	156,147	211,007
Total deposits	2,707,413	2,492,291
Securities sold under agreements to repurchase	62,182	49,976
Other short-term borrowings	110,000	112,469
Accrued interest and other liabilities	27,030	26,495
Subordinated notes payable - net of unamortized discount and issuance costs of $988 and $0, respectively	59,012	-
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,037,803	2,753,397

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 0 and 57,366 issued and outstanding ($57,366 liquidation value)	-	1
Common stock, $.01 par value; 100,000,000 shares authorized; 41,067,051 and 40,770,390 issued and outstanding, respectively	406	401
Additional paid-in capital	191,464	245,020
Accumulated earnings	74,540	59,019
Accumulated other comprehensive income (AOCI), net of income tax of $2,181 and $2,655, respectively	3,559	4,328
TOTAL SHAREHOLDERS' EQUITY	269,969	308,769
TOTAL LIABILITIES AND EQUITY	$3,307,772	$3,062,166

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$26,758	$25,452	$79,959	$72,598
Interest and dividends on investment securities:
Taxable securities	3,046	3,493	9,422	11,461
Nontaxable securities	238	74	408	196
Dividends on securities	103	163	309	380
Interest on federal funds sold and other	32	23	87	71
Total interest income	30,177	29,205	90,185	84,706
INTEREST EXPENSE:
Interest on deposits	916	970	2,722	2,915
Interest on short-term borrowings and securities sold under agreements to repurchase	46	134	135	388
Interest on subordinated debentures and notes payable	1,848	1,039	3,888	3,083
Total interest expense	2,810	2,143	6,745	6,386
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	27,367	27,062	83,440	78,320
Provision for loan losses	762	(452)	1,030	(3,281)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,605	27,514	82,410	81,601
NONINTEREST INCOME:
Service charges	1,490	1,424	4,438	4,194
Investment advisory income	1,478	1,418	4,444	4,282
Insurance income	3,023	2,622	9,110	8,278
Other income	1,433	1,916	4,690	3,663
Total noninterest income	7,424	7,380	22,682	20,417
NONINTEREST EXPENSE:
Salaries and employee benefits	16,623	16,217	51,718	48,678
Occupancy expenses, premises and equipment	3,371	3,258	9,778	9,742
Amortization of intangibles	150	147	450	447
FDIC and other assessments	459	373	1,350	1,263
Other real estate owned and loan workout costs	105	283	248	848
Net gain on securities, other assets and other real estate owned	(59)	(598)	(123)	(2,428)
Other expense	4,089	3,642	11,039	10,688
Total noninterest expense	24,738	23,322	74,460	69,238
INCOME BEFORE INCOME TAXES	9,291	11,572	30,632	32,780
Provision for income taxes	2,337	4,039	8,892	11,269
NET INCOME FROM CONTINUING OPERATIONS	6,954	7,533	21,740	21,511
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	634	(113)	852
Provision (benefit) for income taxes	-	276	(42)	338
Net income (loss) from discontinued operations	-	358	(71)	514
NET INCOME	$6,954	$7,891	$21,669	$22,025

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,921	$7,747	$21,349	$21,595

EARNINGS PER COMMON SHARE:
Basic - Continuing	$0.17	$0.18	$0.52	$0.52
Diluted - Continuing	$0.17	$0.18	$0.52	$0.52
Basic - Discontinued	$-	$0.01	$-	$0.01
Diluted - Discontinued	$-	$0.01	$-	$0.01
Basic	$0.17	$0.19	$0.52	$0.53
Diluted	$0.17	$0.19	$0.52	$0.53

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$6,954	$7,891	$21,669	$22,025
Other comprehensive income items:
Available for sale securities:
Net unrealized gain (loss)	(402)	(924)	686	5,085
Reclassification to operations	15	6	(83)	(1,164)
Reclassification for net unrealized holding gains transferred to held to maturity	-	-	(8,821)	-
	(387)	(918)	(8,218)	3,921
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	8,821	-
Reclassification to operations	(616)	-	(1,413)	-
	(616)	-	7,408	-
Cash flow hedges:
Net unrealized loss	(1,559)	(241)	(1,257)	(1,421)
Reclassification to operations	262	319	824	992
	(1,297)	78	(433)	(429)
Total other comprehensive income items	$(2,300)	$(840)	$(1,243)	$3,492

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$(152)	$(351)	$261	$1,932
Reclassification to operations	4	3	(33)	(441)
Reclassification for net unrealized holding gains transferred to held to maturity	-	-	(3,352)	-
	(148)	(348)	(3,124)	1,491
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	3,352	-
Reclassification to operations	(234)	-	(537)	-
	(234)	-	2,815	-
Cash flow hedges:
Net unrealized loss	(592)	(92)	(478)	(540)
Reclassification to operations	99	121	313	377
	(493)	29	(165)	(163)
Total income tax provision	$(875)	$(319)	$(474)	$1,328
Other comprehensive income (loss), net of tax	(1,425)	(521)	(769)	2,164
Comprehensive income	$5,529	$7,370	$20,900	$24,189

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended
	September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,669	$22,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,880	2,916
Provision for loan and credit losses	1,030	(3,281)
Stock-based compensation	2,611	2,440
Federal Home Loan Bank stock dividend	(126)	(201)
Deferred income taxes	1,018	3,971
Excess tax benefit from stock-based compensation	(610)	(503)
Bank-owned life insurance	(980)	(928)
Net gain on securities, other assets and other real estate owned	(123)	(2,428)
Other operating activities, net	(429)	(351)
Changes in operating assets and liabilities:
Other assets	(1,549)	(855)
Other liabilities	(898)	(2,142)
Net cash provided by operating activities	24,493	20,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(10,958)	(16,619)
Proceeds from other investments	12,407	13,031
Purchase of investment securities available for sale	(39,774)	(12,128)
Purchase of investment securities held to maturity	(74,813)	-
Proceeds from sale of investment securities available for sale	-	11,590
Maturity of investment securities available for sale	36,918	70,113
Maturity of investment securities held to maturity	44,831	28
Acquisition of client relationships	(75)	(250)
Purchase of bank-owned life insurance	-	(3,335)
Net proceeds from sale of loans, OREO and repossessed assets	2,073	11,951
Loan originations and repayments, net	(213,474)	(280,035)
Purchase of premises and equipment	(962)	(3,774)
Other investing activities, net	-	370
Net cash used in investing activities	(243,827)	(209,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	269,982	116,021
Net decrease in certificates of deposits	(54,860)	(28,682)
Net increase (decrease) in short-term borrowings	(2,469)	185,753
Net increase (decrease) in securities sold under agreements to repurchase	12,206	(62,453)
Net proceeds from issuance of subordinated notes payable	58,992	-
Proceeds from issuance of common stock, net	1,233	892
Taxes paid in net settlement of restricted stock	(1,183)	(1,042)
Redemption of preferred stock	(57,366)	-
Dividends paid on common stock	(5,107)	(4,462)
Dividends paid on preferred stock	(320)	(430)
Excess tax benefit from stock-based compensation	610	503
Net cash provided by financing activities	221,718	206,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,384	17,705
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,565	76,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,949	$93,733

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

The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and six in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz GMB, Inc. provided investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB), until its discontinuation on March 31, 2015.  CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at September 30, 2015 or December 31, 2014.

Certain reclassifications have been made to prior years’ Condensed Consolidated Financial Statements and related notes to conform to the current year presentation.

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

	Nine months ended
	September 30,
(in thousands)	2015	2014
Cash paid during the period for:
Interest	$5,609	$6,190
Income taxes	6,953	5,555

Other noncash activities:
Available for sale securities transferred to held to maturity	$288,598	$-
Loans transferred to OREO	-	2,659
Loans transferred to held for sale	1,628	7,087

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.

Investment securities held to maturity consist of residential mortgage-backed securities (MBS), bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

Available for sale securities consist of MBS, bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.  The Company does not currently have any trading securities.

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

8 | Page

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

Included in impaired loans are troubled debt restructurings.  A troubled debt restructuring is a formal restructure of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including but not limited to reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date.  Troubled debt restructurings are evaluated in accordance with ASC Topic 310-40, Troubled Debt Restructurings by Creditors. Interest payments on impaired loans are typically applied to principal unless collectability of principal is reasonably assured. Loans that have been modified in a formal restructuring are typically returned to accrual status when there has been a sustained period of performance (generally six months) under the modified terms, the borrower has shown the ability and willingness to repay and the Company expects to collect all amounts due under the modified terms.

9 | Page

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

Fair Value Measurements — The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurement (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

10 | Page

The operating results of GMB have been retrospectively presented as discontinued operations for all periods presented.  The table below presents the results of GMB for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Noninterest income	$-	$2,359	$623	$4,040
Noninterest expense	-	1,725	736	3,188
Income (loss) before income taxes	-	634	(113)	852
Provision (benefit) for income taxes	-	276	(42)	338
Net income (loss) from discontinued operations	$-	$358	$(71)	$514

The net income (loss) before income taxes approximates total cash flows from operating activities of the discontinued operations.  Cash flows from investing activities were not material.

2.  Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14).  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the effects of ASU 2015-14 on its financial statements and disclosures, if any.

11 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and nine months ended September 30, 2015 and 2014.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2015	2014	2015	2014
Net income from continuing operations	$6,954	$7,533	$21,740	$21,511
Net (loss) income from discontinued operations	-	358	(71)	514
Net income	6,954	7,891	21,669	22,025
Preferred stock dividends	(33)	(144)	(320)	(430)
Net income available to common shareholders	6,921	7,747	21,349	21,595
Dividends and undistributed earnings allocated to participating securities	(84)	(123)	(279)	(351)
Earnings allocated to common shares (1)	$6,837	$7,624	$21,070	$21,244

Weighted average common shares - issued	41,041,238	40,665,177	40,958,467	40,580,395
Average unvested restricted share awards	(498,049)	(640,415)	(530,220)	(657,988)
Weighted average common shares outstanding - basic	40,543,189	40,024,762	40,428,247	39,922,407
Effect of dilutive stock options and awards outstanding	280,984	203,041	246,649	192,103
Weighted average common shares outstanding - diluted	40,824,173	40,227,803	40,674,896	40,114,510
Weighted average antidilutive securities outstanding (2)	92,859	328,225	182,627	792,925

Basic earnings per common share - continuing operations	$0.17	$0.18	$0.52	$0.52
Diluted earnings per common share - continuing operations	$0.17	$0.18	$0.52	$0.52

Basic earnings per common share - discontinued operations	$-	$0.01	$-	$0.01
Diluted earnings per common share - discontinued operations	$-	$0.01	$-	$0.01

Basic earnings per common share	$0.17	$0.19	$0.52	$0.53
Diluted earnings per common share	$0.17	$0.19	$0.52	$0.53

Dividends declared per share	$0.045	$0.04	$0.125	$0.11

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per share computation.

12 | Page

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At September 30, 2015				At December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$-	$-	$-	$-	$275,855	$8,052	$403	$283,504
Trust preferred securities	44,795	1,898	558	46,135	57,974	2,127	446	59,655
Corporate debt securities	101,432	2,049	119	103,362	99,249	2,186	225	101,210
Municipal securities	3,794	98	24	3,868	15,175	280	9	15,446
Total AFS	$150,021	$4,045	$701	$153,365	$448,253	$12,645	$1,083	$459,815
Held to maturity securities (HTM):
Mortgage-backed securities	$309,118	$969	$287	$309,800	$140	$4	$-	$144
Trust preferred securities	13,264	916	82	14,098	13,189	294	11	13,472
Municipal securities	26,638	67	16	26,689	-	-	-	-
Total HTM	$349,020	$1,952	$385	$350,587	$13,329	$298	$11	$13,616

During the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and fair value of $288.6 million from AFS to HTM.  The Company believes the HTM category is more consistent with the Company’s intent for these securities.  Transfers of securities from AFS to HTM were made at fair value at the time of transfer.  The $8.8 million unrealized holding gain at the time of transfer is retained in AOCI and in the carrying value of HTM securities.  Accordingly, the balance of HTM securities in the “Amortized cost” column in the table above includes a net unamortized unrealized gain of $7.4 million at September 30, 2015.  Such amounts are amortized over the remaining life of the securities.

Proceeds from the sale of investments and the gains (losses) recognized on securities sold or called are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$-	$-	$-	$11,590
Gains	-	-	108	1,240
Losses	(15)	(6)	(25)	(76)

The amortized cost and estimated fair value of investments in debt securities at September 30, 2015, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$7,157	$7,212	$587	$587
Due after one year through five years	79,242	80,858	18,184	18,180
Due after five years through ten years	18,827	19,160	7,290	7,342
Due after ten years	44,795	46,135	13,841	14,678
Mortgage-backed securities	-	-	309,118	309,800
	$150,021	$153,365	$349,020	$350,587

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $166.6 million and $171.1 million were pledged to secure public deposits of $139.5 million and $122.3 million at September 30, 2015 and December 31, 2014, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at September 30, 2015 and December 31, 2014.

There were 107 and 24 securities in the tables below at September 30, 2015 and December 31, 2014, respectively, in an unrealized loss position.

	September 30, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$17,492	$536	$980	$22	$18,472	$558
Corporate debt securities	13,045	62	3,374	57	16,419	119
Municipal securities	834	24	-	-	834	24
Total AFS	$31,371	$622	$4,354	$79	$35,725	$701

HTM
Mortgage-backed securities	$74,914	$287	$-	$-	$74,914	$287
Trust preferred securities	780	82	-	-	780	82
Municipal securities	4,340	16	-	-	4,340	16
Total HTM	$80,034	$385	$-	$-	$80,034	$385

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$9,699	$12	$26,470	$391	$36,169	$403
Trust preferred securities	17,175	48	6,145	398	23,320	446
Corporate debt securities	5,856	117	4,924	108	10,780	225
Municipal securities	773	9	-	-	773	9
Total AFS	$33,503	$186	$37,539	$897	$71,042	$1,083

HTM
Trust preferred securities	$845	$11	$-	$-	$845	$11

Other investments at September 30, 2015 and December 31, 2014, consist of the following:

	September 30,	December 31,
(in thousands)	2015	2014
Bank stocks — at cost	$9,307	$9,305
Investment in statutory trusts — equity method	2,172	2,172
Total	$11,479	$11,477

14 | Page

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At September 30, 2015, the Company did not consider the investment to be other-than-temporarily impaired.

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

15 | Page

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at September 30, 2015 and December 31, 2014 were as follows:

(in thousands)	At September 30, 2015	At December 31, 2014
Commercial	$1,173,575	$977,628
Real estate - mortgage	918,647	990,594
Construction & land	230,281	182,869
Consumer	244,931	207,921
Other	54,254	47,904
Loans held for investment	2,621,688	2,406,916

Allowance for loan losses	(34,899)	(32,765)
Unearned net loan fees	(635)	(1,341)
Total net loans	$2,586,154	$2,372,810

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit had a $110.0 million outstanding balance at September 30, 2015, which was collateralized by loans of $848.2 million with a lending value of $576.7 million.

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

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2015 and December 31, 2014 is summarized below:

	At September 30, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$136,934	$3,891	$140,825
Finance and insurance	68,961	85	69,046
Healthcare	121,042	604	121,646
Real estate services	119,620	1,651	121,271
Construction	62,654	2,057	64,711
Wholesale and retail trade	63,400	2,749	66,149
Other	571,805	18,122	589,927
	1,144,416	29,159	1,173,575
Real estate - mortgage
Residential & commercial owner-occupied	436,863	7,050	443,913
Residential & commercial investor	473,659	1,075	474,734
	910,522	8,125	918,647

Construction & land	230,253	28	230,281

Consumer	244,076	855	244,931
Other	51,231	3,023	54,254
Total loans held for investment	$2,580,498	$41,190	$2,621,688
Unearned net loan fees			(635)
Net loans held for investment			$2,621,053

16 | Page

	At December 31, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,617	$4,501	$126,118
Finance and insurance	80,948	99	81,047
Healthcare	91,631	180	91,811
Real estate services	110,031	2,357	112,388
Construction	53,513	2,982	56,495
Wholesale and retail trade	68,811	3,484	72,295
Other	435,337	2,137	437,474
	961,888	15,740	977,628
Real estate - mortgage
Residential & commercial owner-occupied	409,659	12,749	422,408
Residential & commercial investor	563,657	4,349	568,006
Other	180	-	180
	973,496	17,098	990,594

Construction & land	181,641	1,228	182,869

Consumer	205,131	2,790	207,921
Other	47,820	84	47,904
Total loans held for investment	$2,369,976	$36,940	$2,406,916
Unearned net loan fees			(1,341)
Net loans held for investment			$2,405,575

17 | Page

Transactions in the allowance for loan losses by segment for the three and nine months ended September 30, 2015 and 2014 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Allowance for loan losses, beginning of period
Commercial	$17,568	$13,831	$14,614	$14,103
Real estate - mortgage	10,879	13,254	12,463	14,919
Construction & land	2,206	2,626	2,316	3,346
Consumer	2,201	2,472	2,329	2,471
Other	609	432	488	479
Unallocated	369	1,307	555	1,732
Total	33,832	33,922	32,765	37,050

Provision
Commercial	$944	$1,406	$4,242	$2,273
Real estate - mortgage	(1,104)	(1,021)	(3,641)	(2,909)
Construction & land	(19)	(761)	(360)	(2,048)
Consumer	396	86	299	42
Other	81	(3)	212	(55)
Unallocated	464	(159)	278	(584)
Total	762	(452)	1,030	(3,281)

Charge-offs
Commercial	$(32)	$(200)	$(501)	$(1,648)
Real estate - mortgage	(38)	-	(186)	(52)
Construction & land	-	(16)	(104)	(54)
Consumer	(14)	(2)	(45)	(10)
Other	(3)	(4)	(285)	(5)
Total	(87)	(222)	(1,121)	(1,769)

Recoveries
Commercial	$54	$72	$179	$381
Real estate - mortgage	5	58	1,106	333
Construction & land	323	300	658	905
Consumer	10	2	10	55
Other	-	2	272	8
Total	392	434	2,225	1,682

Allowance for loan losses, end of period
Commercial	$18,534	$15,109	$18,534	$15,109
Real estate - mortgage	9,742	12,291	9,742	12,291
Construction & land	2,510	2,149	2,510	2,149
Consumer	2,593	2,558	2,593	2,558
Other	687	427	687	427
Unallocated	833	1,148	833	1,148
Total	$34,899	$33,682	$34,899	$33,682

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

18 | Page

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

19 | Page

In assessing the reasonableness of management’s assumptions, consideration is given to select peer ratios, industry standards and directional consistency of the ALL.  Ratio analysis highlights divergent trends in the relationship of the ALL to nonaccrual loans, to total loans and to historical charge-offs.  Although these comparisons can be helpful as a supplement to assess reasonableness of management assumptions, they are not, by themselves, sufficient basis for determining the adequacy of the ALL.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At September 30, 2015				At December 31, 2014
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$23,934	$3,940	$1,150,016	$14,594	$20,415	$3,441	$957,284	$11,173
Real estate - mortgage	6,583	341	911,608	9,401	17,803	281	971,916	12,182
Construction & land	2,661	214	226,623	2,296	4,004	280	177,860	2,036
Consumer	1,270	115	243,724	2,478	2,506	139	205,449	2,190
Other	-	-	54,634	687	84	6	48,254	482
Unallocated	-	-	-	833	-	-	-	555
Total	$34,448	$4,610	$2,586,605	$30,289	$44,812	$4,147	$2,360,763	$28,618

Information on impaired loans at September 30, 2015 and December 31, 2014 is reported in the following tables:

	At September 30, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$6,163	$5,937	$5,937	$-	$641
Finance and insurance	86	86	86	-	86
Real estate services	7,751	7,751	7,751	-	669
Construction	1,874	1,874	1,874	-	203
Wholesale and retail trade	2,584	2,545	2,517	28	1,415
Other	7,143	5,741	5,731	10	926
	25,601	23,934	23,896	38	3,940
Real estate - mortgage
Residential & commercial owner-occupied	1,812	1,812	1,490	322	195
Residential & commercial investor	4,771	4,771	4,771	-	146
	6,583	6,583	6,261	322	341

Construction & land	2,694	2,661	2,633	28	214
Consumer	1,270	1,270	1,160	110	115
Total	$36,148	$34,448	$33,950	$498	$4,610

20 | Page

	At December 31, 2014
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,169	$4,887	$4,833	$54	$431
Finance and insurance	99	99	99	-	53
Healthcare	140	140	140	-	9
Real estate services	8,469	8,469	8,469	-	782
Construction	2,050	2,050	1,961	89	296
Wholesale and retail trade	3,713	3,091	2,741	350	1,611
Other	1,989	1,679	1,670	9	259
	21,629	20,415	19,913	502	3,441
Real estate - mortgage
Residential & commercial owner-occupied	3,063	3,050	1,183	1,867	117
Residential & commercial investor	6,210	6,210	4,885	1,325	164
	9,273	9,260	6,068	3,192	281

Construction & land	4,038	4,004	3,325	679	280
Consumer	2,506	2,506	494	2,012	139
Other	84	84	84	-	6
Total	$37,530	$36,269	$29,884	$6,385	$4,147

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

	Impaired loans
	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$5,967	$72	$4,297	$113	$5,915	$252	$3,840	$198
Finance and insurance	108	13	227	2	196	21	349	11
Healthcare	-	-	183	6	-	-	217	11
Real estate services	7,894	70	7,510	65	8,117	215	5,878	190
Construction	1,791	37	1,491	60	1,604	84	1,407	92
Wholesale and retail trade	2,578	7	1,540	97	2,804	86	653	118
Other	5,641	136	2,417	59	3,349	281	2,723	120
	23,979	335	17,665	402	21,985	939	15,067	740
Real estate - mortgage
Residential & commercial owner-occupied	1,555	-	4,946	11	1,431	103	5,795	72
Residential & commercial investor	4,784	35	4,935	41	5,224	138	5,875	207
	6,339	35	9,881	52	6,655	241	11,670	279

Construction & land	2,677	23	5,022	40	3,036	83	6,597	126

Consumer	1,298	60	1,060	17	1,948	212	889	37
Other	-	-	91	-	35	11	40	1
Total	$34,293	$453	$33,719	$511	$33,659	$1,486	$34,263	$1,183

21 | Page

The table below summarizes transactions related to troubled debt restructurings during the nine months ended September 30, 2015.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2014	$27,275	$2,915	$30,190
New restructurings	8,541	442	8,983
Change in accrual status	(1,931)	1,931	-
Net paydowns	(4,318)	(2,721)	(7,039)
Net recoveries	-	299	299
Ending balance at September 30, 2015	$29,567	$2,866	$32,433

The below table provides information regarding troubled debt restructurings that occurred during the three and nine months ended September 30, 2015 and 2014.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended September 30, 2015			Three months ended September 30, 2014
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$191	$191	4	$1,949	$1,943
Real estate services	-	-	-	2	283	150
Construction	1	813	773	1	1,750	1,625
Wholesale and retail trade	-	-	-	2	1,135	1,135
Other	3	2,320	1,230	2	389	378
	5	3,324	2,194	11	5,506	5,231
Real estate - mortgage
Residential & commercial owner-occupied	-	-	-	1	29	29
Consumer	-	-	-	1	458	440
Total	5	$3,324	$2,194	13	$5,993	$5,700

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	4	$2,117	$1,512	4	$1,949	$1,943
Finance and insurance	1	75	48	-	-	-
Real estate services	-	-	-	2	283	150
Construction	2	1,638	973	3	2,050	1,945
Wholesale and retail trade	2	110	16	3	1,182	1,174
Other	10	6,564	4,168	6	916	796
	19	10,504	6,717	18	6,380	6,008
Real estate - mortgage
Residential and commercial owner-occupied	1	1,000	1,000	1	29	29
Construction & land	-	-	-	1	121	102
Consumer	1	148	136	1	458	440
Other	-	-	-	1	91	91
Total	21	$11,652	$7,853	22	$7,079	$6,670

Troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three and nine months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, there were no troubled loans restructured within the past 12 months from the reporting period with a payment default.  During the nine months ended September 30, 2014 such loans were immaterial.

22 | Page

At September 30, 2015 and December 31, 2014, there were $1.7 million and $2.4 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at September 30, 2015 and December 31, 2014 are reported in the following table:

(in thousands)	At September 30, 2015	At December 31, 2014
Commercial
Manufacturing	$1,075	$66
Finance and insurance	86	50
Real estate services	120	212
Construction	477	312
Wholesale and retail trade	2,090	2,491
Other	345	186
Total commercial	4,193	3,317
Real estate - mortgage
Residential & commercial owner-occupied	518	2,091
Residential & commercial investor	-	1,325
Total real estate - mortgage	518	3,416
Construction & land	28	135
Consumer	142	2,126
Total nonaccrual loans	$4,881	$8,994

23 | Page

The tables below summarize the aging of the Company’s loan portfolio at September 30, 2015 and December 31, 2014.  The Company did not have any loans 90 days or more past due and accruing at September 30, 2015.

	At September 30, 2015
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$-	$-	$-	$-	$140,825	$140,825
Finance and insurance	48	-	-	48	68,998	69,046
Healthcare	99	-	-	99	121,547	121,646
Real estate services	3,991	-	-	3,991	117,280	121,271
Construction	-	-	-	-	64,711	64,711
Wholesale and retail trade	-	-	2,062	2,062	64,087	66,149
Other	596	1,000	194	1,790	588,137	589,927
	4,734	1,000	2,256	7,990	1,165,585	1,173,575
Real estate - mortgage
Residential & commercial owner-occupied	-	1,246	-	1,246	442,667	443,913
Residential & commercial investor	-	-	-	-	474,734	474,734
	-	1,246	-	1,246	917,401	918,647

Construction & land	-	-	-	-	230,281	230,281

Consumer	-	7	-	7	244,924	244,931
Other	-	-	-	-	54,254	54,254
Total loans held for investment	$4,734	$2,253	$2,256	$9,243	$2,612,445	$2,621,688
Unearned net loan fees						(635)
Net loans held for investment						$2,621,053

	At December 31, 2014
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$45	$9	$-	$54	$126,064	$126,118	$-
Finance and insurance	-	-	-	-	81,047	81,047	-
Healthcare	193	-	-	193	91,618	91,811	-
Real estate services	-	-	-	-	112,388	112,388	-
Construction	-	-	122	122	56,373	56,495	-
Wholesale and retail trade	247	-	2,095	2,342	69,953	72,295	161
Other	-	-	9	9	437,465	437,474	-
	485	9	2,226	2,720	974,908	977,628	161
Real estate - mortgage
Residential & commercial owner-occupied	-	-	473	473	421,935	422,408	-
Residential & commercial investor	235	-	-	235	567,771	568,006	-
Other	-	-	-	-	180	180	-
	235	-	473	708	989,886	990,594	-

Construction & land	-	-	104	104	182,765	182,869	-

Consumer	176	253	1,954	2,383	205,538	207,921	-
Other	-	-	-	-	47,904	47,904	-
Total loans held for investment	$896	$262	$4,757	$5,915	$2,401,001	$2,406,916	$161
Unearned net loan fees						(1,341)
Net loans held for investment						$2,405,575

24 | Page

6.  Accumulated Other Comprehensive Income (Loss)

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
AOCI component (in thousands)	2015	2014	2015	2014	Line item in Condensed Consolidated Statement of Income
Available for sale securities:
Realized gain (loss)	$(15)	$(6)	$83	$1,164	Net gain on securities, other assets and OREO
Tax (provision) benefit	4	3	(33)	(441)	Provision for income taxes
Subtotal	(11)	(3)	50	723
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	616	-	1,413	-	Interest on taxable / nontaxable securities
Tax provision	(234)	-	(537)	-	Provision for income taxes
Subtotal	382	-	876	-
Cash flow hedges:
Loans	233	240	698	665	Interest and fees on loans
Debt	(495)	(559)	(1,522)	(1,657)	Interest on subordinated debentures and notes payable
Realized loss	(262)	(319)	(824)	(992)
Tax benefit	99	121	313	377	Provision for income taxes
Subtotal	(163)	(198)	(511)	(615)

Total reclassifications out of AOCI	$208	$(201)	$415	$108

The following table provides the beginning and ending balances of AOCI and changes during the nine months ended September 30, 2015.

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2014	$7,168	$-	$(2,840)	$4,328
Other comprehensive income items	425	-	(779)	(354)
Reclassifications	(50)	(876)	511	(415)
Transfers	(5,469)	5,469	-	-
Other comprehensive income (loss), net of of tax	(5,094)	4,593	(268)	(769)
Balance at September 30, 2015	$2,074	$4,593	$(3,108)	$3,559

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

At September 30, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $12.7 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $12.0 million against its obligations under these agreements.  At September 30, 2015, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2015	2014	classification	2015	2014
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$1,207	$437	Accrued interest and other liabilities	$6,220	$5,017
Fair value hedge - interest rate swap	Other assets	$-	$297	Accrued interest and other liabilities	$2,054	$988

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$3,970	$4,103	Accrued interest and other liabilities	$4,226	$4,284
Foreign exchange forward contracts	Other assets	$11	$54	Accrued interest and other liabilities	$12	$17

The tables below include information about financial instruments that are eligible to offset as required by ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

	At September 30, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$1,207	$-	$1,207	$(422)	$-	$785
Derivatives not designated as hedges(1)	3,981	-	3,981	(73)	-	3,908
Total	$5,188	$-	$5,188	$(495)	$-	$4,693

26 | Page

	At September 30, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,274)	$-	$(8,274)	$422	$7,852	$-
Derivatives not designated as hedges(2)	(4,238)	-	(4,238)	73	3,692	(473)
Securities sold under agreements to repurchase(3)	(62,182)	-	(62,182)	-	62,182	-
Total	$(74,694)	$-	$(74,694)	$495	$73,726	$(473)

	At December 31, 2014
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$734	$-	$734	$(487)	$-	$247
Derivatives not designated as hedges(1)	4,157	-	4,157	(220)	-	3,937
Total	$4,891	$-	$4,891	$(707)	$-	$4,184

	At December 31, 2014
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,005)	$-	$(6,005)	$487	$5,518	$-
Derivatives not designated as hedges(2)	(4,301)	-	(4,301)	220	3,891	(190)
Securities sold under agreements to repurchase(3)	(49,976)	-	(49,976)	-	49,976	-
Total	$(60,282)	$-	$(60,282)	$707	$59,385	$(190)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At September 30, 2015, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed rate under these swaps was 1.41%.  The swaps have remaining maturities ranging from two to four years.

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

27 | Page

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/paid on the Company’s variable-rate assets/liabilities.  During the next 12 months, the Company estimates that $1.8 million will be reclassified as an increase to interest expense and $0.8 million as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At September 30, 2015, the Company had interest rate swaps with a notional amount of $56.0 million used to hedge the change in the fair value of nine commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” during the three and nine months ended September 30, 2015 and 2014 representing hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At September 30, 2015, the Company had 88 interest-rate swaps with an aggregate notional amount of $176.7 million related to this program.  During the three and nine months ended September 30, 2015 and 2014, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At September 30, 2015, the Company’s foreign currency holdings included British pounds, Euros, Japanese Yen, Mexican Pesos, New Zealand, Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through

28 | Page

earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statement of Income.  At September 30, 2015, the Company had entered into forward contracts with a notional amount of $6.1 million that mature in 2015.  Net gains recognized and included in “Other income” during the three and nine months ended September 30, 2015 and 2014 on foreign exchange forward contracts were immaterial.

8.  Borrowed Funds

Securities sold under agreements to repurchase at September 30, 2015 and December 31, 2014 are summarized below.

	September 30,	December 31,
(in thousands)	2015	2014
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $66,905 and $54,652 at September 30, 2015 and December 31, 2014, respectively)	$62,182	$49,976

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the condensed consolidated balance sheets. The securities underlying these agreements are included in investment securities in the condensed consolidated balance sheets. At September 30, 2015, all securities sold under agreements to repurchase mature on a daily basis.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

During the second quarter of 2015, the Company renewed a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points.  The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The line matures May 2016 at which time any outstanding amounts are due and payable. Proceeds from the line will be used for general corporate purposes and backup liquidity. Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank.  At September 30, 2015 and December 31, 2014, there was no amount outstanding on the LOC.

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

The Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), that requires debt issuance costs to be reported as a direct deduction from the face of the note and not as a deferred charge.  The discount and related debt issuance costs will be amortized into interest expense using the interest method over a 10-year term to the first call date.  Concurrently with the issuance of the Notes, the Company announced its plans to redeem 57,366 shares of the outstanding Senior Non-Cumulative perpetual preferred stock, series C, issued through the Small Business Lending Fund (SBLF).  The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends (aggregate payment of $57.4 million) on July 22, 2015.  A summary of the outstanding Notes at September 30, 2015 follows:

	September 30,	December 31,
(in thousands)	2015	2014	Interest rate	Maturity date	Earliest call date
Subordinated notes payable ($60,000 face amount)	$59,012	$-	Fixed 5.625%	June 25, 2030	June 25, 2025

29 | Page

10.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three and nine months ended September 30, 2015 and 2014, the Company recognized compensation expense, net of estimated forfeitures, of $0.7 million and $2.6 million, respectively, compared to $0.7 million and $2.4 million in the relative prior year periods.

The following table summarizes changes in option awards during nine months ended September 30, 2015:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2014	819,755	$9.66
Granted	62,363	12.46
Exercised	(113,938)	7.81
Forfeited	(254,263)	12.94
Outstanding at September 30, 2015	513,917	$8.78
Exercisable at September 30, 2015	398,925	$8.14

The weighted average grant date fair value of options granted nine months ended September 30, 2015 was $2.49 per option.

The following table summarizes changes in stock awards during the nine months ended September 30, 2015.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2014	635,598	$9.05
Granted	262,925	11.52
Vested	(378,637)	8.33
Forfeited	(8,081)	10.74
Unvested at September 30, 2015	511,805	$10.82

At September 30, 2015, there was $4.4 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.9 years.

11.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

As discussed in Note 1, the Company discontinued the operations of GMB, which was a component of the Fee-Based Lines segment.  The Company has considered the impact of the discontinuation on its operating segments and has determined that no change to its segment reporting is required.  The activities of GMB have been reported as discontinued operations within the Fee-Based Lines segment for all periods presented.

30 | Page

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent.  The following tables report the results of operations for the three and nine months ended September 30, 2015 and 2014 by segment.

	Three months ended September 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$30,084	$1	$92	$30,177
Total interest expense	986	12	1,812	2,810
Provision for loan losses	774	-	(12)	762
Noninterest income	2,765	4,501	158	7,424
Noninterest expense	8,445	4,080	12,213	24,738
Management fees and allocations, net of tax	6,627	280	(6,907)	-
Provision (benefit) for income taxes	7,451	109	(5,223)	2,337
Net income (loss) from continuing operations	$8,566	$21	$(1,633)	$6,954
Net income from discontinued operations	-	-	-	-
Net income (loss)	$8,566	$21	$(1,633)	$6,954

	Nine months ended September 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$88,909	$2	$1,274	$90,185
Total interest expense	2,926	33	3,786	6,745
Provision for loan losses	1,160	-	(130)	1,030
Noninterest income	8,208	13,554	920	22,682
Noninterest expense	26,988	11,994	35,478	74,460
Management fees and allocations, net of tax	19,429	892	(20,321)	-
Provision (benefit) for income taxes	22,366	565	(14,039)	8,892
Net income (loss) from continuing operations	$24,248	$72	$(2,580)	$21,740
Net loss from discontinued operations	-	(71)	-	(71)
Net income (loss)	$24,248	$1	$(2,580)	$21,669

	Three months ended September 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$29,098	$2	$105	$29,205
Total interest expense	1,111	9	1,023	2,143
Provision for loan losses	(197)	-	(255)	(452)
Noninterest income	2,740	4,040	600	7,380
Noninterest expense	8,534	3,735	11,053	23,322
Management fees and allocations, net of tax	5,725	270	(5,995)	-
Provision (benefit) for income taxes	8,021	138	(4,120)	4,039
Net income (loss) from continuing operations	$8,644	$(110)	$(1,001)	$7,533
Net income from discontinued operations	-	358	-	358
Net income (loss)	$8,644	$248	$(1,001)	$7,891

31 | Page

	Nine months ended September 30, 2014
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$84,386	$4	$316	$84,706
Total interest expense	3,349	31	3,006	6,386
Provision for loan losses	(2,572)	-	(709)	(3,281)
Noninterest income	6,968	12,560	889	20,417
Noninterest expense	26,280	11,169	31,789	69,238
Management fees and allocations, net of tax	17,676	807	(18,483)	-
Provision (benefit) for income taxes	22,944	555	(12,230)	11,269
Net income (loss) from continuing operations	$23,677	$2	$(2,168)	$21,511
Net income from discontinued operations	-	514	-	514
Net income (loss)	$23,677	$516	$(2,168)	$22,025

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

Available for sale securities – At September 30, 2015, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds

32 | Page

certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  Total net unrealized gain recognized in AOCI at September 30, 2015 on TPS Level 3 securities was immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At September 30, 2015 and December 31, 2014, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$46,135	$13,033	$27,096	$6,006
Corporate debt securities	103,362	-	103,362	-
Municipal securities	3,868	-	3,868	-
Total available for sale securities	$153,365	$13,033	$134,326	$6,006

Derivatives:
Cash flow hedges	$1,207	$-	$1,207	$-
Fair value hedges	-	-	-	-
Non-designated hedges	3,970	-	3,970	-
Foreign exchange forward contracts	11	-	11	-
Total derivative assets	$5,188	$-	$5,188	$-

Liabilities
Derivatives:
Cash flow hedges	$6,220	$-	$6,220	$-
Fair value hedges	2,054	-	2,054	-
Non-designated hedges	4,226	-	4,226	-
Foreign exchange forward contracts	12	-	12	-
Total derivative liabilities	$12,512	$-	$12,512	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$283,504	$-	$283,504	$-
Trust preferred securities	59,655	21,737	31,164	6,754
Corporate debt securities	101,210	-	101,210	-
Municipal securities	15,446	-	15,446	-
Total available for sale securities	$459,815	$21,737	$431,324	$6,754

Derivatives:
Cash flow hedges	$437	$-	$437	$-
Fair value hedges	297	-	297	-
Non-designated hedges	4,103	-	4,103	-
Foreign exchange forward contracts	54	-	54	-
Total derivative assets	$4,891	$-	$4,891	$-

Liabilities
Derivatives:
Cash flow hedges	$5,017	$-	$5,017	$-
Fair value hedge	988	-	988	-
Non-designated hedges	4,284	-	4,284	-
Foreign exchange forward contracts	17	-	17	-
Total derivative liabilities	$10,306	$-	$10,306	$-

34 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Beginning balance	$5,867	$6,892	$6,754	$6,036
Transfers	-	-	-	706
Net accretion	15	15	54	44
Sales / calls / maturities	-	-	(995)	-
Unrealized gain included in comprehensive income	124	37	193	158
Ending balance	$6,006	$6,944	$6,006	$6,944

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At September 30, 2015	$2,671	$-	$-	$2,671
At December 31, 2014	$15,734	$-	$-	$15,734

During the three and nine months ended September 30, 2015, the Company recorded a $0.1 million and a  $1.0 million provision for loan loss reversal on impaired loans, respectively.  For the three and nine months ended September 30, 2015, the Company recorded net recoveries of $0.3 million and $1.1 million, respectively, on impaired loans.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs	Year-to-date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain (loss)
OREO:
At September 30, 2015	$5,775	$-	$-	$5,775	$45
At December 31, 2014	$6,132	$-	$-	$6,132	$1,459

35 | Page

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	September 30, 2015	December 31, 2014
OREO recorded at fair value	$5,775	$6,132
Estimated selling costs	(294)	(313)
OREO	$5,481	$5,819

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net (gain) loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for nine months ended September 30, 2015:

(in thousands)	OREO
Beginning OREO balance	$5,819
OREO sales	(383)
Valuation adjustments	45
Ending OREO balance	$5,481

The following tables provide information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at September 30, 2015 and December 31, 2014.

	At September 30, 2015
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$6,006	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	12%	0% to 16%
Impaired loans:
Commercial	$1,237	Sales comparison (1)	Management discount for asset type	57%	0% - 76%
Commercial	799	Sales comparison (1)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	531	Sales comparison (1)	Sales comparison adjustments	1%	(15)% to 14%
Construction & land	28	Sales comparison (1)	Sales comparison adjustments	(24)%	NA
Consumer	76	Sales comparison (1)	Sales comparison adjustments	14%	NA
Total impaired loans	$2,671
OREO:
Commercial	$223	Property appraisals (1)	Management discount for property type and recent market volatility	0% %	NA
Construction & land	5,552	Property appraisals (1)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,775

36 | Page

	At December 31, 2014
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$6,754	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	14%	0% to 18%
Impaired loans:
Commercial	$1,150	Market approach	Management discount for asset type	41%	77% to 6%
Real estate - mortgage	9,486	Income approach	Capitalization and/or discount rate	9%	9% to 10%
Real estate - mortgage	2,407	Sales comparison (1)	Sales comparison adjustments	4%	(9)% to 14%
Construction & land	679	Sales comparison (1)	Sales comparison adjustments	3%	(24)% to 5%
Consumer	2,012	Sales comparison (1)	Sales comparison adjustments	7%	5% to 14%
Total impaired loans	$15,734
OREO:
Commercial	$455	Property appraisals (1)	Management discount for property type and recent market volatility	19%	0% to 30%
Construction & land	5,677	Property appraisals (1)	Management discount for property type and recent market volatility	19%	17% to 50%
Total OREO	$6,132

(1)

The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals. The majority of the appraisals utilize a single valuation approach or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving identical or comparable properties are used to determine fair value. Appraisals may include an ‘as is’ sales comparison approach and an ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal. For sales comparisons, positive adjustments disclosed in these tables represent increases and negative adjustments represent decreases in fair value.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2015 and December 31, 2014.

37 | Page

	September 30, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$93,949	$93,949	$91,565	$91,565
Investment securities available for sale	153,365	153,365	459,815	459,815
Investment securities held to maturity	349,020	350,587	13,329	13,616
Other investments	11,479	11,479	11,477	11,477
Loans — net	2,586,154	2,583,087	2,372,810	2,371,756
Accrued interest receivable	10,788	10,788	9,617	9,617
Derivatives	5,188	5,188	4,891	4,891

Financial liabilities:
Deposits	$2,707,413	$2,707,203	$2,492,291	$2,492,340
Securities sold under agreements to repurchase	62,182	61,540	49,976	49,991
Short-term borrowings	110,000	110,000	112,469	112,469
Accrued interest payable	1,935	1,935	813	813
Subordinated notes payable	59,012	58,682	-	-
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	12,512	12,512	10,306	10,306

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.  Regulatory Matters

In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.  Basel III has increased both the quantity and quality of regulatory capital. On July 22, 2015, the Company redeemed its Senior Non-Cumulative Perpetual Preferred Stock, Series C, issued through the SBLF.  As a result of the redemption, the Company’s Tier 1 capital decreased.  However, Tier 2 capital at June 30, 2015 increased due to the inclusion of the Notes. Refer to Note 9 for additional information.

The following table shows the Company’s and the Bank’s capital amounts, ratios and regulatory thresholds under Basel III at September 30, 2015:

At September 30, 2015
(in thousands)	Company	Bank
Common shareholders' equity	$269,969	$343,905
Regulatory adjustments and deductions:
Disallowed intangible assets	(830)	-
Net operating loss carryforwards	(37)	(37)
Unrealized net gain on HTM securities	(4,593)	(4,593)
Unrealized net gain on AFS securities	(2,074)	(2,074)
Unrealized (gain) loss on cash flow hedges	3,108	(748)
Tier 1 deductions applied to CET1	-	(12,882)
Common equity tier 1 capital (CET1)	265,543	323,571
Subordinated debentures	70,000	-
Tier 1 capital deductions	(15,073)	-
Tier 1 capital	320,470	323,571
Allowance for loan losses	34,899	34,486
Subordinated notes payable	59,012	-
Tier 2 capital deductions	(4,420)	(3,775)
Total risk-based regulatory capital	$409,961	$354,282

	Company
At September 30, 2015	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$265,543	$320,470	$409,961	$320,470
Well-capitalized requirement	188,526	232,032	290,040	157,680
Regulatory capital - excess	$77,017	$88,438	$119,921	$162,790
Capital ratios	9.2%	11.0%	14.1%	10.2%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement (1)	6.5%	8.0%	10.0%	5.0%

39 | Page

	Bank
At September 30, 2015	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$323,571	$323,571	$354,282	$323,571
Well-capitalized requirement	186,481	229,515	286,894	156,090
Regulatory capital - excess	$137,090	$94,056	$67,388	$167,481
Capital ratios	11.3%	11.3%	12.3%	10.4%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement	6.5%	8.0%	10.0%	5.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

14.  Supplemental Financial Data

Other income and Other expense as shown in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 is detailed in the following schedules.

	Three months ended		Nine months ended
Other income	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Loan fees	$305	$394	$1,000	$1,323
Other customer service fees	709	607	1,838	1,580
Bank-owned life insurance	349	326	980	1,228
Private equity investment income (loss)	70	555	859	(503)
Other	-	34	13	35
Total	$1,433	$1,916	$4,690	$3,663

	Three months ended		Nine months ended
Other expense	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Marketing and business development	$646	$805	$2,114	$2,202
Service contracts	1,342	1,012	3,349	2,732
Professional fees	770	668	1,906	1,874
Office supplies and delivery	428	400	1,069	1,154
Other	903	757	2,601	2,726
Total	$4,089	$3,642	$11,039	$10,688

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

Executive Summary

CoBiz Financial Inc. is a $3.3 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.

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

Industry Overview

At its September 2015 meeting, the Federal Open Market Committee (FOMC) kept the target range for the federal funds rate at 0-25 basis points.  The FOMC noted that it will be appropriate to raise the target federal funds rate based on progress towards the objectives of maximum employment and 2% inflation. The FOMC notes that recent global economic and financial developments may restrain economic activity somewhat and are likely to put further downward pressure on inflation in the near term.  The FOMC continues to see the risks to the outlook for economic activity and the labor market as nearly balanced but is monitoring developments abroad.

The unemployment rate improved in 2015 with the national unemployment rate decreasing to 5.1% in September 2015, from 5.6% and 6.7% at the end of 2014 and 2013, respectively.  As of August 2015, Colorado’s unemployment rate was 4.2%, compared to 4.2% and 5.9% at the end of 2014 and 2013, respectively.  Arizona’s unemployment rate was 6.3% in August 2015, compared to 6.6% and 7.2% at the end of 2014 and 2013, respectively.

In the second quarter of 2015, FDIC insured commercial banks and savings institutions reported their highest quarterly income on record.  Only 5.6% of banks were unprofitable, which is the lowest number since the first quarter of 2005.  However, the industry net interest margin remains under pressure at 3.06% in the second quarter of 2015, only slightly above the 30-year low of 3.02% in the first quarter of 2015.  Loan growth remained strong, as community banks reported a 12-month loan growth rate of 8.8%.

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

41 | Page

Noted below are some of the Company’s significant financial performance measures and operational results for the three and nine months ended September 30, 2015 and 2014:

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net interest income before provision	$27,367	$27,062	$83,440	$78,320
Provision for loan losses	762	(452)	1,030	(3,281)
Noninterest income	7,424	7,380	22,682	20,417
Net income from continuing operations	6,954	7,533	21,740	21,511
Net income	6,954	7,891	21,669	22,025

Diluted earnings per common share	$0.17	$0.19	$0.52	$0.53
Net interest margin	3.72%	3.90%	3.91%	3.91%
Return on average assets	0.87%	1.05%	0.93%	1.02%
Return on average shareholders' equity	9.76%	10.46%	9.50%	10.09%

•

Net interest income for the three and nine months ended September 30, 2015 increased over the prior year periods primarily due to growth in the average loan portfolio.  However, the net interest margin declined from 3.90% in the third quarter of 2014 to 3.72% in the third quarter of 2015 due to a decline in the investment yield and interest on the subordinated notes issued on June 25, 2015.  The net interest margin was 3.91% for the first nine months of 2015 and 2014.  Net interest income and the net interest margin were also positively impacted by the collection of past due interest of $1.5 million on problem loan resolutions during 2015.

•

Provision for loan losses for the three and nine months ended September 30, 2015 were $0.8 million and $1.0 million, respectively.  The provision was primarily the result of continued growth in the loan portfolio.

•

Noninterest income was $7.4 million in both the third quarter of 2015 and 2014, but increased $2.3 million for the nine months ended September 30, 2015 over the prior year period.  Income on equity method investments was the primary driver of the increase.  Year-to-date in 2015, the Company realized income on equity method investments of $0.9 million, compared to a loss of $0.5 million in the same period of 2014.

•

Net income from continuing operations for the three and nine months ended September 30, 2015 of $7.0 million and $21.7 million decreased $0.6 million and increased $0.2 million, respectively, over the prior year periods.

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2015	2014
Total assets	$3,307,772	$3,062,166
Total investments	513,864	484,621
Total loans	2,621,053	2,405,575
Total deposits	2,707,413	2,492,291
Securities sold under agreements to repurchase	62,182	49,976
Total shareholders' equity	269,969	308,769

Allowance for loan losses	$34,899	$32,765
Nonperforming assets	10,362	14,974
Allowance for loan and credit losses to total loans	1.33%	1.36%
Nonperforming assets to total assets	0.31%	0.49%

•	The loan portfolio at September 30, 2015 increased $215.5 million, or 9.0%, over the balance at December 31, 2014.

•

The allowance for loan and credit losses was 1.33% of total loans at September 30, 2015 and 1.36% at December 31, 2014, respectively.  Year-to-date in 2015, the Company had net recoveries of $1.1 million in the allowance for loan and credit losses.

42 | Page

•

In the first quarter of 2015, the Company transferred securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.

•	Total deposits at September 30, 2015 increased $215.1 million, or 8.6%, over the balance at December 31, 2014.

•	Noninterest-bearing demand deposits increased $54.6 million in 2015, and comprise 41.7% of total deposits, compared to 43.1% at the end of 2014.

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

•

The Company’s total risk-based capital ratio was 14.1% at September 30, 2015 compared to 15.7%  at the end of 2014.  Implementation of Basel III in 2015 had the effect of reducing total risk-based capital.  Also impacting the composition of risk-based capital during 2015 was the issuance of the subordinated notes in 2015, which increased Tier 2 capital, and the redemption of the SBLF preferred stock in July 2015 which decreased Tier 1 capital.  See Note 13 for additional information.

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

Financial Condition

Total assets at September 30, 2015 were $3.31 billion, increasing $245.6 million or 8.0% from $3.06 billion at December 31, 2014.  Assets consist primarily of net loans and investment securities, accounting for 94% of total assets.  Total liabilities at September 30, 2015 were $3.04 billion, increasing $284.4 million or 10.3% from $2.75 billion at December 31, 2014.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprising 91% of total liabilities.  Shareholder’s equity at September 30, 2015 was $270.0 million, decreasing $38.8 million or 12.6% from $308.8 million at December 31, 2014.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments accounted for 15.5% of total assets at September 30, 2015 and 15.8% at December 31, 2014.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of securities issued by six Fortune 100 companies.

43 | Page

Approximately 86% of the corporate debt securities portfolio is investment grade. None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

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

The net unrealized gain on available for sale securities was $3.3 million at September 30, 2015.  Excluding the securities transferred to held to maturity, the unrealized gain on available for sale securities at December 31, 2014 was $3.7 million.  The Company did not recognize any OTTI in earnings during the three and nine months ended September 30, 2015.

	At September 30, 2015			Net	% of
	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain (loss)	gain
Mortgage-backed securities	$309,118	$309,800	61.4%	$682	13.9%
Trust preferred securities	58,059	60,233	12.0%	2,174	44.3%
Corporate debt securities	101,432	103,362	20.5%	1,930	39.3%
Municipal securities	30,432	30,557	6.1%	125	2.5%
Total	$499,041	$503,952	100.0%	$4,911	100.0%

Loans.  Gross loans increased $215.5 million to $2.62 billion at September 30, 2015, from $2.41 billion at December 31, 2014. Year-to-date in 2015, the Company extended $962.7 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $746.1 million and gross charge-offs of $1.1 million.

	At September 30, 2015		At December 31, 2014		At September 30, 2014
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,173,950	45.4%	$977,699	41.2%	$962,438	41.4%
Owner-occupied real estate	443,907	17.1%	422,471	17.8%	476,279	20.5%
Investor real estate	474,284	18.3%	567,248	23.9%	487,821	21.0%
Construction & land	229,284	8.9%	181,864	7.7%	182,288	7.8%
Consumer	244,994	9.5%	207,955	8.8%	202,414	8.7%
Other	54,634	2.1%	48,338	2.0%	45,829	2.0%
Total loans	2,621,053	101.3%	2,405,575	101.4%	2,357,069	101.4%
Allowance for loan losses	(34,899)	(1.3)%	(32,765)	(1.4)%	(33,682)	(1.4)%
Total net loans	$2,586,154	100.0%	$2,372,810	100.0%	$2,323,387	100.0%

Loan growth during 2015 was primarily due to a $196.3 million increase in Commercial loans and a $47.4 million increase in Construction & land loans. Offsetting these increases was a $93.0 million decline in Investor real estate loans.  Geographically, Colorado loans totaled $1.8 billion, an increase of $66.1 million from the end of 2014.  Arizona loans totaled $822.5 million, an increase of $149.4 million from the end of 2014.

The allowance for loan losses increased $2.1 million during 2015, through a provision for loan losses of $1.0 million and $1.1 million in net recoveries.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 for additional discussion.

44 | Page

Deferred Income Taxes.  Net deferred income tax assets decreased $0.5 million to $19.5 million at September 30, 2015, from $20.0 million at December 31, 2014. The decrease was primarily related to the tax effect of annual bonus payments made in the first quarter of 2015 and usage of a state net operating loss.  These decreases were partially offset by an increase in the allowance for loan losses.

Other Assets.  Other assets increased $0.8 million from the end of 2014 to $20.7 million at September 30, 2015.  The increase was primarily due to a $1.1 million increase in prepaid expenses, offset by a decline in accounts receivable and equity-method investments.  Prepaid expenses increased due to the annual renewal of certain maintenance contracts.  Accounts receivable decreased primarily due to a tax refund that was applied to 2015 tax liabilities.

Deposits.  Total deposits increased $215.1 million to $2.71 billion at September 30, 2015 from $2.49 billion at December 31, 2014.  Noninterest-bearing deposits at September 30, 2015 comprised 41.7% of total deposits.  The Company has sustained noninterest-bearing deposit levels of 40% or more since the third quarter of 2012.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $225.2 million and $184.5 million in CDARS and ICS accounts at September 30, 2015 and December 31, 2014, respectively.

DEPOSITS AND CUSTOMER	At September 30, 2015		At December 31, 2014		At September 30, 2014
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$832,131	30.0%	$661,519	26.0%	$619,377	25.4%
Interest-bearing demand	572,848	20.7%	531,365	20.9%	509,352	20.9%
Savings	18,540	0.7%	15,236	0.6%	19,091	0.8%
Certificates of deposits under $100	22,220	0.8%	24,184	1.0%	24,971	1.0%
Certificates of deposits $100 and over	100,958	3.7%	122,216	4.8%	127,054	5.2%
Reciprocal CDARS	32,969	1.2%	64,607	2.5%	64,610	2.6%
Total interest-bearing deposits	1,579,666	57.1%	1,419,127	55.8%	1,364,455	55.9%
Noninterest-bearing demand deposits	1,127,747	40.7%	1,073,164	42.2%	1,001,921	41.0%
Customer repurchase agreements	62,182	2.2%	49,976	2.0%	76,041	3.1%
Total deposits and customer repurchase agreements	$2,769,595	100.0%	$2,542,267	100.0%	$2,442,417	100.0%

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

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At September 30, 2015, the Company had $110.0 million in short-term borrowings outstanding, compared to $112.5 million at the end of 2014.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset

45 | Page

growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Subordinated Notes Payable. On June 25, 2015, the Company completed the offering of $60.0 million of unsecured 5.625% Fixed to Floating Rate Subordinated Notes due June 25, 2030.  The Notes bear a 5.625% annual fixed rate through June 25, 2025 and thereafter an annual floating rate equal to three-month LIBOR plus 317 basis points (3.17%).   Proceeds, net of a discount and debt issuance costs of $1.1 million were $58.9 million.  Debt issuance costs incurred in conjunction with the offering were $0.3 million.  See Note 9 to the Condensed Consolidated Financial Statements for additional discussion.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $0.5 million from the end of 2014 to $27.0 million at September 30, 2015.  The increase is primarily due to a $2.2 million increase in derivative liabilities and a $0.9 million increase in accrued interest on the Notes, offset by a $2.4 million decline in the bonus accrual.  The values of derivative liabilities fluctuate based on projected future interest rates and vary from period-to-period, particularly on contracts with longer-term maturities.  The bonus accrual is accrued throughout the year and represents approximately 75% of the estimated payout for 2015.  At the end of 2014, the full payout for the year had been accrued.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, followed by a discussion of the major components of our revenues, expenses and performance.

On March 31, 2015, the Company closed GMB, its investment banking subsidiary.  The following information is presented for the current and prior period amounts to exclude amounts relating to GMB, which is reported as discontinued operations.

			2015 vs 2014				2015 vs 2014
INCOME STATEMENT	Three months ended		Increase		Nine months ended		Increase
	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Interest income	$30,177	$29,205	$972	3.3%	$90,185	$84,706	$5,479	6.5%
Interest expense	2,810	2,143	667	31.1%	6,745	6,386	359	5.6%
NET INTEREST INCOME BEFORE PROVISION	27,367	27,062	305	1.1%	83,440	78,320	5,120	6.5%
Provision for loan losses	762	(452)	1,214	(268.6)%	1,030	(3,281)	4,311	(131.4)%
NET INTEREST INCOME AFTER PROVISION	26,605	27,514	(909)	(3.3)%	82,410	81,601	809	1.0%
Noninterest income	7,424	7,380	44	0.6%	22,682	20,417	2,265	11.1%
Noninterest expense	24,738	23,322	1,416	6.1%	74,460	69,238	5,222	7.5%
INCOME BEFORE INCOME TAXES	9,291	11,572	(2,281)	(19.7)%	30,632	32,780	(2,148)	(6.6)%
Provision for income taxes	2,337	4,039	(1,702)	(42.1)%	8,892	11,269	(2,377)	(21.1)%
NET INCOME FROM CONTINUING OPERATIONS	6,954	7,533	(579)	(7.7)%	21,740	21,511	229	1.1%
Net income (loss) from discontinued operations	-	358	(358)	(100.0)%	(71)	514	(585)	(113.8)%
NET INCOME	$6,954	$7,891	$(937)	(11.9)%	$21,669	$22,025	$(356)	(1.6)%

Annualized return on assets for the three and nine months ended September 30, 2015 and 2014 was 0.87% and 0.93%, respectively, compared to 1.05% and 1.02% over the prior year periods.  Net income for the three and nine months ended September 30, 2015 decreased $0.9 million and $0.4 million, respectively, over the prior year periods due to an increase in the provision for loan losses and lower gains on OREO and securities in 2015.  Noninterest income as a percentage of operating revenue (taxable equivalent) was 20.43% and 20.59% for the three and nine months ended September 30, 2015, compared to 20.79% and 20.10% in the prior-year periods, respectively.  The Company’s tax equivalent efficiency ratio(1) was 68.25% and 67.70% for

46 | Page

the three and nine months ended September 30, 2015, respectively, compared to 67.39% and 70.55% in the respective prior year periods.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2015 and 2014.

47 | Page

.	Three months ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$27,217	$17	0.24%	$19,971	$23	0.45%
Investment securities (1)	513,469	3,540	2.76%	512,579	3,775	2.95%
Loans (1)(2)	2,539,774	28,162	4.34%	2,327,777	26,458	4.45%
Total interest-earning assets	$3,080,460	$31,719	4.04%	$2,860,327	$30,256	4.15%

Noninterest-earning assets	100,637			123,166
Total assets	$3,181,097			$2,983,493

Liabilities and Shareholders' Equity
Deposits
Money market	$798,098	$546	0.27%	$626,199	$508	0.32%
Interest-bearing demand	575,977	193	0.13%	499,467	209	0.17%
Savings	19,047	3	0.06%	16,791	3	0.07%
Certificates of deposit
Reciprocal	37,333	19	0.20%	64,174	51	0.32%
Under $100	22,401	22	0.39%	25,096	35	0.55%
$100 and over	103,636	133	0.51%	143,040	164	0.45%
Total interest-bearing deposits	$1,556,492	$916	0.23%	$1,374,767	$970	0.28%
Other borrowings
Securities sold under agreements to repurchase	60,687	9	0.06%	92,429	31	0.13%
Other short-term borrowings	56,347	37	0.26%	145,395	103	0.28%
Long-term debt	131,167	1,848	5.51%	72,166	1,039	5.63%
Total interest-bearing liabilities	$1,804,693	$2,810	0.61%	$1,684,757	$2,143	0.50%
Noninterest-bearing demand accounts	1,075,395			976,563
Total deposits and interest-bearing liabilities	2,880,088			2,661,320
Other noninterest-bearing liabilities	18,323			22,769
Total liabilities	2,898,411			2,684,089
Total equity	282,686			299,404
Total liabilities and equity	$3,181,097			$2,983,493
Net interest income - taxable equivalent		$28,909			$28,113
Net interest spread			3.43%			3.65%
Net interest margin			3.72%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities	170.69%			169.78%

48 | Page

	Nine months ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$25,524	$44	0.23%	$18,976	$71	0.49%
Investment securities (1)	494,697	10,417	2.81%	533,289	12,156	3.04%
Loans (1)(2)	2,472,634	83,773	4.47%	2,225,159	75,316	4.46%
Total interest-earning assets	$2,992,855	$94,234	4.16%	$2,777,424	$87,543	4.16%

Noninterest-earning assets	106,265			121,487
Total assets	$3,099,120			$2,898,911

Liabilities and Shareholders' Equity
Deposits
Money market	$740,002	$1,549	0.28%	$598,761	$1,437	0.32%
Interest-bearing demand	586,461	587	0.13%	474,646	690	0.19%
Savings	17,768	7	0.05%	14,607	7	0.06%
Certificates of deposit
Reciprocal	48,689	84	0.23%	71,253	174	0.33%
Under $100	23,044	69	0.40%	32,131	94	0.39%
$100 and over	110,927	426	0.51%	131,683	513	0.52%
Total interest-bearing deposits	$1,526,891	$2,722	0.24%	$1,323,081	$2,915	0.29%
Other borrowings
Securities sold under agreements to repurchase	59,029	28	0.06%	92,148	138	0.20%
Other short-term borrowings	54,766	107	0.26%	121,352	250	0.27%
Long-term debt	93,346	3,888	5.49%	72,166	3,083	5.63%
Total interest-bearing liabilities	$1,734,032	$6,745	0.52%	$1,608,747	$6,386	0.53%
Noninterest-bearing demand accounts	1,045,603			975,765
Total deposits and interest-bearing liabilities	2,779,635			2,584,512
Other noninterest-bearing liabilities	14,559			22,545
Total liabilities	2,794,194			2,607,057
Total equity	304,926			291,854
Total liabilities and equity	$3,099,120			$2,898,911
Net interest income - taxable equivalent		$87,489			$81,157
Net interest spread			3.64%			3.64%
Net interest margin			3.91%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	172.60%			172.65%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2015 grew 2.8% and 7.8% compared to the prior year periods, driven primarily by higher loan volume.  Average interest-earning assets for the three and nine months ended September 30, 2015 increased $220.1 million to $3.08 billion and $215.4 million to $2.99 billion compared to the respective year-earlier averages.  The yield on average interest-earning assets benefited from $1.5 million of recaptured interest on problem loan resolutions during 2015.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 14 basis points (0.14%) for the three and nine months ended September 30, 2015 compared to 16 basis points (0.16%) and 17 basis points (0.17%) in the respective prior year periods.  The average rate on total interest-bearing liabilities for the three months ended September 30, 2015 increased 11 basis points (0.11%) over the prior year period due to the Notes issued in the second quarter of 2015.  The third quarter of 2015 was the first full quarter of interest expense related to the Notes, which amounted to $0.9 million.  For the nine months ended September 30, 2015, the average rate on total interest-bearing liabilities remained comparable to the prior year period.

49 | Page

The following table presents noninterest income for the three and nine months ended September 30, 2015 and 2014.

			2015 vs 2014				2015 vs 2014
NONINTEREST INCOME	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Service charges	$1,490	$1,424	$66	4.6%	$4,438	$4,194	$244	5.8%
Investment advisory income	1,478	1,418	60	4.2%	4,444	4,282	162	3.8%
Insurance income	3,023	2,622	401	15.3%	9,110	8,278	832	10.1%
Other income	1,433	1,916	(483)	(25.2)%	4,690	3,663	1,027	28.0%
Total noninterest income	$7,424	$7,380	$44	0.6%	$22,682	$20,417	$2,265	11.1%

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

Investment Advisory Income.  Investment advisory income has increased during the three and nine months ended September 30, 2015 over the prior year periods due to an increase in assets under management (AUM).  Fees earned are generally based on a percentage of AUM, and market volatility has a direct impact on earnings.  AUM totaled $845.7 million at September 30, 2015 compared to $849.7 million at September 30, 2014.  While the end-of-period AUM is lower at September 30, 2015 compared to September 30, 2014, average AUM grew 4.7% in 2015 compared to the prior year period.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance revenue increased $0.4 million and $0.8 million for the three and nine months ended September 30, 2015 compared to the prior year periods.  The year-over-year improvement is due to organic growth and higher profit sharing bonuses in the current year period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three and nine months ended September 30, 2015 decreased $0.5 million and increased $1.0 million, respectively, from the prior year periods.  The three-month and year-to-date fluctuations were primarily due to equity method investments in certain SBIC funds.  Income on these funds varies due to the performance of the underlying investments.  In the first quarter of 2014, the Company had a loss on one of these passive funds related to a realized loss on an underlying investment that did not reoccur in 2015.

The following table presents noninterest expense for the three and nine months ended September 30, 2015 and 2014.

50 | Page

			2015 vs 2014				2015 vs 2014
NONINTEREST EXPENSE	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Salaries and employee benefits	$15,916	$15,513	$403	2.6%	$49,107	$46,249	$2,858	6.2%
Share-based compensation expense	707	704	3	0.4%	2,611	2,429	182	7.5%
Occupancy expenses, premises and equipment	3,371	3,258	113	3.5%	9,778	9,742	36	0.4%
Amortization of intangibles	150	147	3	2.0%	450	447	3	0.7%
FDIC and other assessments	459	373	86	23.1%	1,350	1,263	87	6.9%
Other real estate owned and loan workout costs	105	283	(178)	(62.9)%	248	848	(600)	(70.8)%
Net gain on securities, other assets and OREO	(59)	(598)	539	(90.1)%	(123)	(2,428)	2,305	(94.9)%
Other expense	4,089	3,642	447	12.3%	11,039	10,688	351	3.3%
Total noninterest expense	$24,738	$23,322	$1,416	6.1%	$74,460	$69,238	$5,222	7.5%

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.4 million or 2.6% and $2.9 million or 6.2% for the three and nine months ended September 30, 2015, respectively, over the prior year periods. The increase relates to investments in new personnel and annual cost of living and merit increases effective in the second quarter of 2014.  The Company had 530 full-time equivalent employees at September 30, 2015, up from 524 a year earlier.

Share-based Compensation.  The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  Share-based compensation increased during the three and nine months ended September 30, 2015 compared to the prior year periods due to the issuance of restricted stock during the first quarter of 2015 and an increase in the grant-date fair value of awards.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased for the three months ended September 30, 2015, compared to the prior year period, primarily due to higher common area maintenance expenses on our leased facilities.  Occupancy costs increased only marginally for the nine months ended September 30, 2015.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three and nine months ended September 30, 2015 have increased due to asset growth outpacing equity growth.  The assessments are based on statutory and risk classification factors to determine an assessment rate that is then applied to the average net assets of the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.2 million and $0.6 million during the three and nine months ended September 30, 2015 compared to the prior year periods.  These costs are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net Gain on Securities, Other Assets, and OREO. Gains and losses on available for sale securities are recognized upon the sale or call of a security.  Gains and losses on OREO are recognized upon sale or due to valuation changes on OREO held at the balance sheet date.  The $0.1 million and $0.6 million net gains recognized during the three months ended September 30, 2015 and 2014, respectively, were the result of OREO sales.  Net gains recognized during the nine months ended September 30, 2014 were comprised of $1.3 million net gains on OREO sales and $1.1 million net gains on securities.

51 | Page

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, marketing and courier). Other operating expenses for the three and nine months ended September 30, 2015 increased $0.4 million over the prior year periods primarily as a result of higher service contract costs.

Provision for Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2015 was 25% and 29%, respectively, compared to 35% in the prior year periods.  The decrease in the effective tax rate in 2015 compared to 2014 is due to growth in the Company’s tax-exempt loan and investment portfolios and a decline in nondeductible compensation.  In addition, during the third quarter of 2015, the Company recorded a $0.1 million reduction to tax expense related to the finalization of its 2014 tax return.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2015	2014	Increase (decrease)	2015	2014	Increase (decrease)
Provision for loan losses	$762	$(452)	$1,214	$1,030	$(3,281)	$4,311
Provision for credit losses (included in other expenses)	-	-	-	-	-	-
Total provision for loan and credit losses	$762	$(452)	$1,214	$1,030	$(3,281)	$4,311

The Company recorded a $0.8 million and $1.0 million in provision for loan losses for the three and nine months ended September 30, 2015, respectively.  Although nonperforming assets have had a declining trend in 2015, classified loans at September 30, 2015 increased $4.3 million from December 31, 2014.  The increase in classified loans, driven primarily by the downgrade in a single commercial credit, combined with continued loan growth, resulted in the increase in the provision for loan losses in 2015 over 2014.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans increased to $41.2 million at September 30, 2015 from $36.9 million at December 31, 2014 and $36.5 million at September 30, 2014.  At September 30, 2015 and December 31, 2014, the allowance for loan and credit losses was 1.33% and 1.36% of total loans, respectively.  At September 30, 2014, the allowance for loan and credit losses to total loans was 1.43%.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 715.00% at September 30, 2015 from 357.89% at December 31, 2014 and 407.13% at September 30, 2014.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.3 million and $1.1 million during the three and nine months ended September 30, 2015, respectively.  Activity in the allowance for loan and credit losses for the current and relevant prior year periods is summarized below:

52 | Page

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Allowance for loan losses at beginning of period	$32,765	$37,050	$37,050
Charge-offs:
Commercial	(501)	(1,956)	(1,648)
Real estate - mortgage	(186)	(52)	(52)
Construction & land	(104)	(50)	(54)
Consumer	(45)	(453)	(10)
Other	(285)	(6)	(5)
Total charge-offs	(1,121)	(2,517)	(1,769)
Recoveries:
Commercial	179	373	381
Real estate - mortgage	1,106	435	333
Construction & land	658	1,519	905
Consumer	10	54	55
Other	272	6	8
Total recoveries	2,225	2,387	1,682
Net recoveries (charge-offs)	1,104	(130)	(87)
Provision for loan losses charged to operations	1,030	(4,155)	(3,281)
Allowance for loan losses at end of period	$34,899	$32,765	$33,682

Ratio of net recoveries (charge-offs) to average loans	0.04%	(0.01)%	(0.00)%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2015	2014	2014
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$161	$-
Nonaccrual loans:
Commercial	4,193	3,317	3,565
Real estate - mortgage	518	3,416	3,957
Construction & land	28	135	136
Consumer & other	142	2,126	615
Total nonaccrual loans	4,881	8,994	8,273
Total nonperforming loans	4,881	9,155	8,273
OREO and repossessed assets	5,481	5,819	3,750
Total nonperforming assets	$10,362	$14,974	$12,023

Performing renegotiated loans	$29,567	$27,275	$29,121
Classified loans	$41,190	$36,940	$36,534

Allowance for loan losses	$34,899	$32,765	$33,682
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$34,899	$32,765	$33,682
Nonperforming assets to total assets	0.31%	0.49%	0.40%
Nonperforming loans to total loans	0.19%	0.38%	0.35%
Nonperforming loans and OREO to total loans and OREO	0.39%	0.62%	0.51%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.33%	1.36%	1.43%
Allowance for loan and credit losses to nonperforming loans	715.00%	357.89%	407.13%

Nonperforming assets decreased $4.6 million or 30.8% at September 30, 2015, from December 31, 2014 and decreased $1.7 million or 13.8% from the prior year period.  Approximately 84.0% or $8.7 million of nonperforming assets at September 30, 2015 were concentrated in Colorado, while the remaining 16.0% or $1.6 million were in Arizona.  Nonperforming loans represented 47.1% of total nonperforming assets with the remaining 52.9% comprised of OREO.

53 | Page

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 11 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three and nine months ended September 30, 2015 and 2014 are presented below.

			2015 vs 2014				2015 vs 2014
Commercial Banking	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Net interest income	$29,098	$27,987	$1,111	4.0%	$85,983	$81,037	$4,946	6.1%
Provision for loan losses	774	(197)	971	492.9%	1,160	(2,572)	3,732	145.1%
Noninterest income	2,765	2,740	25	0.9%	8,208	6,968	1,240	17.8%
Noninterest expense	8,445	8,534	(89)	(1.0)%	26,988	26,280	708	2.7%
Provision for income taxes	7,451	8,021	(570)	(7.1)%	22,366	22,944	(578)	(2.5)%
Net income before management fees and overhead allocations	15,193	14,369	824	5.7%	43,677	41,353	2,324	5.6%
Management fees and overhead allocations, net of tax	6,627	5,725	902	15.8%	19,429	17,676	1,753	9.9%
Net income	$8,566	$8,644	$(78)	(0.9)%	$24,248	$23,677	$571	2.4%

Net income for the Commercial Banking segment for the three months ended September 30, 2015 decreased $0.1 million from the prior year period.  Higher net interest income driven by increased loan volume during the quarterly period was offset by an increase in the provision for loan losses. Noninterest income and expense during the third quarter of 2015 remained stable as compared to the prior year period.

Net income for the Commercial Banking segment increased $0.6 million during the nine months ended September 30, 2015 compared to the prior year period.  The increase was primarily a result of higher net interest income on increased loan volume, which was partially offset by the provision for loan losses.  Noninterest income increased during the nine months ended September 30, 2015 on improved results from passive equity method investments, which recorded losses of $0.5 million during the comparable prior year period.  Until the second quarter of 2015, Commercial Banking had recorded negative provision for loan losses due to improved credit quality metrics since the first quarter of 2012.  Current period loan loss provision is primarily the result of higher loan volume and not a reflection of adverse trends in the segment’s credit quality metrics.

			2015 vs 2014				2015 vs 2014
Fee-Based Lines	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Net interest income	$(11)	$(7)	$(4)	(57.1)%	$(31)	$(27)	$(4)	(14.8)%
Noninterest income	4,501	4,040	461	11.4%	13,554	12,560	994	7.9%
Noninterest expense	4,080	3,735	345	9.2%	11,994	11,169	825	7.4%
Provision for income taxes	109	138	(29)	(21.0)%	565	555	10	1.8%
Net income before management fees and overhead allocations	301	160	141	88.1%	964	809	155	19.2%
Net income (loss) from discontinued operations	-	358	(358)	(100.0)%	(71)	514	(585)	(113.8)%
Management fees and overhead allocations, net of tax	280	270	10	3.7%	892	807	85	10.5%
Net income	$21	$248	$(227)	(91.5)%	$1	$516	$(515)	(99.8)%

54 | Page

During the first quarter of 2015, the Company discontinued the operations of GMB, a component of the Fee-Based Lines segment, due to increased regulatory compliance costs and to focus on recurring revenue streams.  The activities and results of operations for GMB have been summarized and reported as discontinued operations for the periods presented.

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income (continuing operations) and investment banking fees (discontinued operations).  Net income from continuing operations before management fees and overhead allocations increased $0.2 million for the Fee-Based Lines during the three and nine months ended September 30, 2015. Insurance income was the primary contributor to the $0.5 million and $1.0 million increase in noninterest income during the three and nine months ending September 30, 2015, respectively.  Compensation of production employees in the Fee-Based lines, which is variable and tied to revenues, was the primary driver of higher noninterest expense in 2015 compared to 2014.

			2015 vs 2014				2015 vs 2014
Corporate Support and Other	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2015	2014	Amount	%	2015	2014	Amount	%
Net interest income	$(1,720)	$(918)	$(802)	(87.4)%	$(2,512)	$(2,690)	$178	6.6%
Provision for loan losses	(12)	(255)	243	95.3%	(130)	(709)	579	81.7%
Noninterest income	158	600	(442)	(73.7)%	920	889	31	3.5%
Noninterest expense	12,213	11,053	1,160	10.5%	35,478	31,789	3,689	11.6%
Benefit for income taxes	(5,223)	(4,120)	(1,103)	(26.8)%	(14,039)	(12,230)	(1,809)	(14.8)%
Net loss before management fees and overhead allocations	(8,540)	(6,996)	(1,544)	(22.1)%	(22,901)	(20,651)	(2,250)	(10.9)%
Management fees and overhead allocations, net of tax	(6,907)	(5,995)	(912)	(15.2)%	(20,321)	(18,483)	(1,838)	(9.9)%
Net loss	$(1,633)	$(1,001)	$(632)	(63.1)%	$(2,580)	$(2,168)	$(412)	(19.0)%

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

Net interest income decreased $0.8 million during the third quarter of 2015 and remained stable for the year-to date period ending on September 30, 2015. The decrease is due to $0.9 million of interest expense recognized on the Notes issued in June 2015.  The impact of the interest expense on the Notes for year-to-date 2015 was offset by the collection of past due interest on a problem loan resolution in the first quarter of 2015. The decline in noninterest income for the three months ended September 30, 2015 is primarily due to lower income on equity method investments.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.  Lower net gains recorded in 2015 and higher overall salary and benefits expense resulted in an increase in noninterest expense for the nine months ended September 30, 2015 compared to the prior year period.

55 | Page

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2015:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB overnight funds purchased (1)	$110,000	$-	$-	$-	$110,000
Repurchase agreements (1)	62,182	-	-	-	62,182
Operating lease obligations	5,015	6,672	4,508	840	17,035
Long-term debt obligations (2)(3)	7,274	14,547	13,753	153,430	189,004
Total contractual obligations	$184,471	$21,219	$18,261	$154,270	$378,221

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 2.69% and ranges from 1.78% to 3.28%.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2015, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$586,773	$271,288	$45,951	$9,430	$913,442
Standby letters of credit	22,685	4,853	1,260	510	29,308
Commercial letters of credit	68	-	-	-	68
Unfunded commitments for unconsolidated investments	6,701	-	-	-	6,701
Company guarantees	1,930	-	-	755	2,685
Total commitments	$618,157	$276,141	$47,211	$10,695	$952,204

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

Approximately $49.9 million of total loan commitments at September 30, 2015 represent commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at September 30, 2015 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $93.9 million at September 30, 2015, compared to $91.6 million at December 31, 2014.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits

57 | Page

at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 96.8% at September 30, 2015, from 96.5% at December 31, 2014.  At September 30, 2015, the Company had $110.0 million of wholesale borrowings outstanding and average wholesale borrowings were $56.3 million and $54.8 million during the three and nine months ended September 30, 2015, respectively.  Average wholesale borrowings were $113.5 million during the year ended December 31, 2014.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2015, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $175.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at September 30, 2015 totaled $638.5 million.  Available funding is comprised of $175.0 million through the unsecured federal fund lines and $463.5 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and the Notes, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company. In June 2015, the Company completed the issuance of $60.0 million of Notes and redeemed all of the outstanding preferred shares issued to the U.S. Treasury under the SBLF program totaling $57.4 million in July 2015.  The remaining net proceeds from the Notes, approximately $1.6 million, were used for general corporate purposes.

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2015.  The line of credit has a one year term and matures in May 2016.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2015, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Net loss from discontinued operations for the nine months ended September 30, 2015 was $(0.1)  million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s Condensed Consolidated Statements of Cash Flows.  Discontinued operations are not expected

58 | Page

impact the Company’s ability to finance its continuing operations or meet its outstanding obligations. The Company believes overall liquidity will not be significantly impacted by discontinued operations.

At September 30, 2015, shareholders’ equity totaled $270.0 million, a $38.8 million decrease from December 31, 2014, primarily related to the $57.4 million redemption of the SBLF preferred stock, offset by earnings of $21.7 million during the nine months ended September 30, 2015.  Also increasing equity was a $4.3 million increase related to stock-based compensation, sales of stock under the employee stock purchase plan and stock option exercises.  Other decreases to equity were common and preferred stock dividends of $5.4 million; a decrease of $0.8 million in AOCI; and common stock repurchases of $1.2 million.

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1”, “Additional Tier 1” and “Tier 2” capital elements. Common Equity Tier 1 is comprised of common stock, related surplus and retained earnings.  Additional Tier 1 capital includes, with certain restrictions, noncumulative perpetual preferred stock, certain grandfathered regulatory capital instruments and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinated debt, certain maturing capital instruments, and the allowance for loan and credit losses. At September 30, 2015, the Bank and Holding Company were well-capitalized with all capital ratios exceeding the well-capitalized requirement.  During the third quarter of 2015, the Company redeemed all 57,366 shares of the preferred stock issued through the SBLF using proceeds from the issuance of the Notes and as a result, the Company’s Tier 1 capital ratio and Total Capital ratio decreased during the third quarter of 2015.

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

In March 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at September 30, 2015 that was grandfathered under Basel III.  The rules increased both the quantity and quality of required capital which is being phased in beginning January 1, 2015, with full implementation by 2018.

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

59 | Page

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

Forward-Looking Statements

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

60 | Page

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at September 30, 2015, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 0-25 basis point target federal funds rate at September 30, 2015, with prime set at 300 basis points above the FOMC target, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at September 30, 2015, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200
Impact on:
Net interest income	n/a	(1.5)%	-%	1.3%	3.4%
Market value of equity	n/a	(34.1)%	-%	31.1%	56.0%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2015, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure

61 | Page

controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Period	Total number of shares	Average price paid per share
July 1 - July 31, 2015	422	$12.83
Total	422	$12.83

62 | Page

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	October 23, 2015	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	October 23, 2015	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

63 | Page