Form 10-K
period 2015-12-31
COBIZ FINANCIAL INC
filed 2016-02-12
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[ X ]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2015.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2015, computed by reference to the closing price on the NASDAQ Global Select Market was $395,832,870.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock as of February 10,  2016, was 41,118,765.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, Colorado. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2015, we had total assets of $3.4 billion, net loans of $2.7 billion and deposits of $2.7 billion. We were incorporated in Colorado on February 19, 1980.

Our wholly-owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 13 locations, including nine in the Denver metropolitan area, and one each in Boulder, Colorado Springs, Fort Collins and Vail.  In Arizona, the Bank operates under the name Arizona Business Bank and has five locations (excluding one bank location that closed in January 2016) serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We centrally support our bank and fee-based businesses with back-office services from our downtown Denver offices.

Our banking products are complemented by our fee-based business lines.  Through a combination of internal growth and acquisitions, our fee-based business lines have grown to include employee benefits brokerage and consulting, insurance brokerage, and wealth management services. We believe offering such complementary products allows us to both broaden our relationships with existing customers and attract new customers to our core business.

Segments

We operate three distinct segments, as follows:

•	Commercial Banking
•	Fee-Based Lines
•	Corporate Support and Other

The Company’s segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
Colorado Business Bank	•	Real estate banking
Arizona Business Bank	•	Professional banking
	•	Treasury management
	•	Leveraged lending
Fee-Based Services through:	Wealth Management
CoBiz Wealth, LLC	•	Retirement income strategy
CoBiz Insurance, Inc.	•	Coordinated investment planning
	•	Financial & insurance review
	•	Will & trust review
	•	Investment management
Insurance - Employee Benefits
	•	Performance-based analytics
	•	24/7 online benefit technology
	•	Employee education
	•	Multi-year planning
Insurance - Risk Management
	•	Business insurance including workers' compensation
	•	Personal insurance including umbrella coverage
	•	24/7 online access to policy detail

During the first quarter of 2015, the Company ceased the operations of its investment banking division.  In 2012, the Company closed its trust department and sold its wealth transfer business.  The decision to exit these business lines was based on the Company’s desire to focus on activities that provide more predictable, recurring revenue.  The operations of the trust department, wealth transfer and investment banking divisions have been reported as discontinued operations throughout this report (all within the Fee-Based Lines segment).

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

Organic growth.  We believe the Colorado and Arizona markets provide us with significant long-term opportunities for internal growth. These markets continue to be dominated by a number of large regional and national financial institutions.  This consolidation has created gaps in the banking industry’s ability to serve certain customers in these market areas because small- and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of professionals and high-net-worth individuals who desire personal attention from experienced bankers. Similarly, many of the remaining community banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong internal growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.

The following table details the Company’s market share of deposits in Colorado and Arizona, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (FDIC) and SNL Financial at June 30, 2015 and 2014.

	June 30, 2015		June 30, 2014
Market share	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.80%	0.58%	1.66%	0.52%
Other in-state banks	32.22%	9.36%	32.93%	9.94%
Out-of-state banks	65.98%	90.06%	65.41%	89.54%
Total	100.00%	100.00%	100.00%	100.00%

Deposit market share rank	12th	17th	12th	17th

The following table details the Company’s deposit market share by Metropolitan Statistical Area (MSA):

	June 30, 2015		June 30, 2014
	Deposit Market		Deposit Market
MSA	Share Rank	Market Share %	Share Rank	Market Share %
Denver-Aurora-Lakewood, CO	9th	2.52%	8th	2.32%
Boulder, CO	9th	3.57%	9th	3.56%
Edwards, CO	7th	2.23%	8th	1.92%
Fort Collins, CO	27th	0.10%	29th	0.03%
Colorado Springs, CO	37th	0.11%	38th	0.01%
Phoenix-Mesa-Glendale, AZ	13th	0.78%	14th	0.70%

Loan portfolio growth and diversification.  We have emphasized expanding our overall loan products in order to diversify and grow the loan portfolio.  In recent years, we have had growth initiatives focused on jumbo mortgage lending, public financing, Small Business Administration (SBA) lending, structured-finance lending and a niche focused on healthcare lending.  The addition of these products has enabled the Bank to continue to grow its loan portfolio in a competitive and challenging environment.

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

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the Audit Committee of our Board of Directors. At December 31, 2015, our ratio of nonperforming loans to total loans was 0.60%, compared to 0.38% at December 31, 2014.  The increase in the ratio of nonperforming loans in 2015 was driven by one large loan of $11.2 million that was impaired and placed on nonaccrual in the fourth quarter of 2015.

Controlling interest rate risk.  We seek to control our exposure to changing interest rates by attempting to maintain an interest rate profile within a narrow range around an earnings neutral position.  An important element of this focus has been to emphasize variable-rate loans and investments funded by deposits that also mature or reprice over periods of 12 months or less.  We have also incorporated interest rate floors in many of our variable-rate loans to set a higher initial rate in this low rate environment.  We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

Focus on cost efficiencies.  We have heavily invested in our current infrastructure in order to position us for future growth across all of our business units.  As a result, our profitability and efficiency ratio has been adversely impacted.  Going forward, we intend to place additional emphasis on expense management initiatives in order to improve efficiencies and our operating results.

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

Colorado. Denver’s economy is diversified with significant representation in several industries. While Colorado is known as an oil rich state, employment in the oil and gas industry has declined from 2.0% of total payrolls in 1982 to 1.0% in 2013.  Colorado was the second-fastest growing state in the United States in terms of percentage population growth from July 2014 to July 2015.  Colorado was also the fifth-ranked state in terms of net migration into the state from April 2010 to July 2015.

We have two locations in downtown Denver, two in Littleton, and one location each in Boulder, Colorado Springs, Commerce City, Cherry Creek, the Denver Technological Center (DTC), Fort Collins, Golden, Louisville and the Vail Valley.

Arizona. Arizona consistently had one of the highest population growth rates in the nation during the latter half of the 20th century, and also was the second fastest-growing state in terms of percentage population growth from 2000 to 2010 and the ninth-fastest growing state from July 2014 to July 2015. Our banks are located in Maricopa County, one of the nation’s largest counties in terms of population size.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Demographics		Demographics
•	Colorado population: 5.5 million	•	Arizona population: 6.8 million
•	Metropolitan Denver population: 2.8 million	•	Metropolitan Phoenix population: 4.5 million
•	Population projected to increase 35% to 5.8 million as measured from 2000 to 2030	•	Population projected to increase 109% to 10.7 million as measured from 2000 to 2030
•	Median household income 2014: $60,940	•	Median household income 2014: $49,254
•	Median home price for Metropolitan Denver at September 30, 2015: $353,000	•	Median home price for Metropolitan Phoenix at September 30, 2015: $218,800

	Significant Industries		Significant Industries
•	Technology	•	Services
•	Communications	•	Trade
•	Manufacturing	•	Manufacturing
•	Tourism	•	Mining
•	Transportation	•	Agriculture
•	Aerospace	•	Construction
•	Biomedical/Healthcare	•	Tourism
•	Financial Services

	Economic Outlook		Economic Outlook
•	Preliminary unemployment rate at December 2015 was 3.5%, down from 4.2% in December 2014 (national average of 5.0%)	•	Preliminary unemployment rate at December 2015 was 5.8%, down from 6.6% in December 2014 (national average of 5.0%)
•	State with the 18th highest job growth between November 2014 and November 2015	•	State with the 10th highest job growth between November 2014 and November 2015

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

Please see “Risk Factors” below, as well as the Market Share information provided above for additional information.

Employees

We had 532 full time equivalent employees at December 31, 2015.  Employees of the Company are entitled to participate in a variety of employee benefit programs, including: equity plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement and we believe our relationship with our employees to be excellent.

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

The Holding Company

General. CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the BHCA), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve or FRB). CoBiz is required to file an annual report with the FRB and such other reports as may be required pursuant to the BHCA.

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

The SBLF was available to participants in the Capital Purchase Program (CPP) as a method to refinance preferred stock issued through that program.  On September 8, 2011, the Company entered into an agreement under the SBLF, pursuant to which the Company issued and sold to the Treasury, for an aggregate purchase price of $57.4 million, 57,366 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock), par value $0.01 per share, having a liquidation value of $1,000 per share. The proceeds from the issuance of the Series C Preferred Stock, along with other available funds, were used to redeem the Series B Preferred Stock issued through the CPP.  The dividend rate varied from 1% to 5% until it was fixed at 1% on September 30, 2013. The Company redeemed the Series C Preferred Stock on July 22, 2015, prior to a scheduled dividend rate increase to 9% in 2016.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services.  Many of the provisions of the Dodd-Frank Act have been the subject of proposed and final rules by the SEC, FDIC and Federal Reserve.  However, the full impact of the Dodd-Frank Act on our business and operations will not be known until all regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.  In October 2015, the Consumer Financial Protection Bureau, which was created pursuant to the Dodd-Frank Act, issued the TILA-RESPA Integrated Disclosure Rule which is effective for new consumer real estate loan applications.  This rule has negatively impacted loan closing timelines and increased legal liability and costs of compliance.

Sound Incentive Compensation Policies.  In 2010, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and FDIC issued final guidance to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization.  The key principles within the guidance on incentive compensation arrangements are 1) they should appropriately balance risk and financial results to not encourage imprudent risk; 2) they should be compatible with effective controls and risk management; and 3) they should be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance applies to all employees who individually, or as part of a group, have the ability to expose the organization to material amounts of risk.  At a minimum, these rules apply to named executive officers included within a public company’s executive compensation disclosures.  The Federal Reserve reviews the Company’s policies and procedures for incentive compensation arrangements as part of the supervisory process.

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

Dividend Restrictions.   Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 to the consolidated financial statements) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2015, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

Capital Adequacy. The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in the application by the FRB of supervisory or enforcement actions. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.

On January 1, 2015, the Basel III regulatory capital rules (Regulation Q, Capital Adequacy of Bank Holding Companies) became effective for the Company. Basel III not only increased most of the required minimum regulatory capital ratios, but also introduced a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  Basel III has maintained the general structure of the current prompt corrective action thresholds while incorporating the increased requirements, including the Common Equity Tier 1 Capital ratio.  The prompt corrective action thresholds for “well-capitalized” organizations imply a cushion of 2% over the minimum capital ratios.  In order to be a "well-capitalized" financial holding company or depository institution under Basel III, an institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. Institutions also maintain a capital conservation buffer consisting of Common Equity Tier 1 Capital.

For purposes of the Basel III risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1”, “Additional Tier 1” (Common Equity Tier 1 combined with Additional Tier 1 gives total Tier 1 Capital) and “Tier 2” capital elements. Common Equity Tier 1 capital includes common shareholders’ equity reduced by certain regulatory deductions.  Additional Tier 1 capital includes noncumulative perpetual preferred stock and other capital instruments allowed by the institutions primary regulator (for the Company, this included the Series C preferred stock and previously issued junior subordinated debentures) and minority interests in consolidated subsidiaries, reduced by certain limitations and regulatory deductions. Tier 2 capital includes, with certain limitations, perpetual preferred stock, certain capital instruments not included in Additional Tier 1 and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4.5% must be in the form of Common Equity Tier 1 capital and 6.0% in Tier 1 capital). The FRB has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets. The FRB has established a minimum ratio of 4%.

The table below sets forth the capital ratios of the Company:

	At December 31, 2015
Ratio	Actual %	Minimum Required %
Total capital to risk-weighted assets	13.7%	8.0%
Tier I capital to risk-weighted assets	10.5%	6.0%
Common equity tier 1 to risk-weighted assets	8.8%	4.5%
Tier I leverage ratio	9.8%	4.0%

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

Among its provisions, the USA Patriot Act requires each financial institution to: (i) establish an anti-money-laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Financial institutions must comply with Section 326 of the Act which provides minimum procedures for identification verification of new customers.  In March 2006, the USA Patriot Improvement and Reauthorization Act of 2005 made permanent 14 of the original provisions of the USA Patriot Act that had been set to expire.

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

Regulation W of the Federal Reserve Act addresses the application of Sections 23A and 23B to credit exposure arising out of derivative transactions between an insured institution and its affiliates and intra-day extensions of credit by an insured depository institution to its affiliates. The rule requires institutions to adopt policies and procedures reasonably designed to monitor, manage and control credit exposures arising out of transactions and to clarify that the transactions are subject to Section 23B of the Federal Reserve Act.

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

The following table sets forth the capital ratios of the Bank:

	At December 31, 2015
Ratio	Actual %	Minimum Required %
Total capital to risk-weighted assets	12.1%	8.0%
Tier I capital to risk-weighted assets	10.9%	6.0%
Common equity tier 1 to risk-weighted assets	10.9%	4.5%
Tier I leverage ratio	10.1%	4.0%

Pursuant to the FDICIA, regulations have been adopted defining five capital levels: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Increasingly severe restrictions are placed on a depository institution as its capital level classification declines. An institution is critically undercapitalized if it has a tangible equity to total assets ratio less than or equal to 2%. An institution is adequately capitalized if it has a total risk-based capital ratio less than 10%, but greater than or equal to 8%; a Common Equity Tier 1 ratio less than 6.5% but greater than 4.5%; or a Tier 1 risk-based capital ratio less than 8%, but greater than or equal to 6%; or a leverage ratio less than 5%, but greater than or equal to 4%. An institution is well-capitalized if it has a total risk-based capital ratio of 10% or greater, a Common Equity Tier 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5% or greater; and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2015, the Bank was well-capitalized, which places no significant restrictions on the Bank’s activities.  See “The Holding Company — Capital Adequacy” for a discussion of changes to the capital levels required under Basel III.

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

Real Estate Lending Evaluations. Federal regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate. The Bank is required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices. The Company has established loan-to-value ratio limitations on real estate loans that are more stringent than the loan-to-value limitations established by regulatory guidelines.

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

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The current assessment rate effective for the first quarter of 2016 is 0.145 basis points (0.58 basis points annually).  The assessment rate is adjusted quarterly.

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

Fee-Based Lines

CoBiz Wealth, LLC (CoBiz Wealth), is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Many aspects of CoBiz Wealth’s business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict CoBiz Wealth from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

CoBiz Insurance, Inc., acting as an insurance producer, must obtain and keep in force an insurance producer’s license with the State of Arizona and Colorado. In order to write insurance in other states, they are required to obtain non-resident insurance licenses. All premiums belonging to insurance carriers and all unearned premiums belonging to customers received by the agency must be treated in a fiduciary capacity.

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

As a financial holding company, we are subject to regulation and supervision primarily by the FRB. The Bank, as a Colorado-chartered bank, is subject to regulation and supervision by the Colorado Division of Banking, the FRB and FDIC. We undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial service holding companies.

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

The ability of our borrowers to pay interest and repay principal, which affects our financial performance, is highly dependent on the business environment of the overall economy and the business markets in which we operate.  In prior years, the financial services industry has been adversely impacted by unfavorable economic and market conditions.  Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, credit tightening in the market could reduce funding lines available to the Company.  Market turmoil and tightening of credit may lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity.

Weakness in the economy and in the real estate market, including specific weakness within the markets where our banks do business, may adversely affect us.

In general, all of our business segments were negatively impacted by market conditions in 2009-2011. During that period, there was a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale.  While the overall economy and the business of the Company has improved, softening in our real estate markets could hurt our business as a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

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

In addition to the geographic concentration of our markets in Arizona and Colorado, certain industry-specific economic factors also affect us. For example, while we do not have a concentration in energy lending, the industry is cyclical and recently has experienced a significant drop in crude oil and natural gas prices. A severe and prolonged decline in oil and gas commodity prices would adversely affect that industry and, consequently, may adversely affect our customers who are interdependent with that industry and other sectors of the local economy.

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

While we have policies and procedures designed to prevent or limit the effect of a possible failure, interruption or breach of our information systems, there can be no assurance that such action will not occur or, if any does occur, that it will be adequately addressed.  For example, although we believe we maintain commercially reasonable measures to ensure the cybersecurity of our information systems, other financial service institutions and companies have reported breaches in the security of their websites or other systems.  In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems.  Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means.  To date, none of these efforts has had a material effect on our business or operations.  Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments.  Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.  We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information.  An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

We report certain assets, including securities, at fair value.  Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value.  Because we carry these assets on our books at their fair value, we may incur losses even if the assets in question present minimal credit risk.  We may be required to recognize other-than-temporary impairments in future periods with respect to securities in our portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The OCC, the FRB and the FDIC finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising commercial real estate loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in commercial real estate markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ commercial real estate lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy. Our commercial real estate portfolio at December 31, 2015 did not meet the definition of commercial real estate concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2015, we had 13 bank locations, two fee-based locations and an operations center in Colorado and five bank locations (excluding one bank location that closed in January 2016) and a fee-based location in Arizona. Our executive offices are located at 821 17th St., Denver, Colorado 80202.  We lease our executive offices and a branch location from entities partly owned or controlled by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 16 to the consolidated financial statements. The Company leases all of its facilities with the exception of a single Colorado branch which the Company has owned since 2010. The terms of these leases expire between 2016 and 2024.

In January 2016, the Company entered into a new lease for facilities at 1401 Lawrence Street, Denver, CO, 80202.  The leased space will become the new headquarters for the Company and includes approximately 44,000 square feet of office space and 4,000 square feet of ground level retail space for a bank location.  The Company expects to take possession of the space on or about June 1, 2016 and will relocate and commence operations from that location in November 2016.  The lease of the Company’s current headquarters at 821 17th Street, Denver, CO 80202, which expires in May 2016, is expected to be extended for up to seven months to facilitate an orderly relocation in the second half of 2016.

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

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 10, 2016, there were approximately 418 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2014:
First Quarter	$12.45	$10.07	$0.035
Second Quarter	11.85	9.84	0.035
Third Quarter	11.83	10.61	0.040
Fourth Quarter	13.60	11.05	0.040
2015:
First Quarter	$13.23	$10.88	$0.040
Second Quarter	13.54	11.32	0.040
Third Quarter	13.44	12.25	0.045
Fourth Quarter	13.94	11.95	0.045

On January 21, 2016, the Board of Directors approved a quarterly dividend for the first quarter of 2016 of $0.045 per share.  The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 12 to the consolidated financial statements that could limit our ability to pay dividends.

On July 22, 2015, the Company redeemed all shares of the Series C Preferred Stock including all accrued dividends.  As of the date of the redemption, the Company had paid all required dividends under the terms of the Series C securities purchase agreement when due and any potential restrictions imposed by the securities purchase agreement have been removed.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank”  and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2010 and the closing prices on each of the five years in the period ended December 31, 2015, with the hypothetical cumulative total return on the Russell 2000 Index and the SNL U.S. Bank NASDAQ Index for the comparable period.

	2010	2011	2012	2013	2014	2015
CoBiz Financial Inc.	$100.00	$95.53	$124.99	$202.78	$225.63	$233.86
SNL U.S. Bank NASDAQ	$100.00	$88.73	$105.75	$152.00	$157.42	$169.94
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18

The table below summarizes shares acquired and amounts paid in net settlement of restricted stock awards during the quarter ended December 31, 2015:

	Total number	Average price
Period	of shares	paid per share
December 1 - December 31, 2015	1,819	$13.42

Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”).  Under the 2005 Plan, the Compensation Committee has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options or restricted stock awards; the option price, which shall not be less than 85% the fair market value of the common stock on the date of grant; the vesting requirements; and the manner and times at which the options shall be exercisable. As of December 31, 2015, there were 2,642,346 shares available for grant under the 2005 Plan.  The Company also has an Employee Stock Purchase Plan which had 233,879 shares available for issuance at December 31, 2015.

	Number of	Weighted-	Number of
	securities to be	average	securities remaining
	issued upon	exercise price	available for future
	exercise of	of outstanding	issuance under equity
	outstanding options,	options,	compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity Compensation plans approved by security holders	461,050	$8.87	2,876,225
Equity compensation plans not approved by security holders	-	-	-
Total	461,050	$8.87	2,876,225

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated.  Discontinued operations have been reported retrospectively for all periods presented in the following table as discussed in Note 2 to the consolidated financial statements.

	At or for the year ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of income data:
Interest income	$121,266	$114,317	$106,127	$106,128	$111,264
Interest expense	9,590	8,429	10,426	12,750	14,863
Net interest income before provision for loan losses	111,676	105,888	95,701	93,378	96,401
Provision for loan losses	6,420	(4,155)	(8,804)	(4,733)	4,002
Net interest income after provision for loan losses	105,256	110,043	104,505	98,111	92,399
Noninterest income	30,667	27,909	28,606	26,720	23,578
Noninterest expense	100,177	94,136	90,912	87,022	89,934
Income before taxes	35,746	43,816	42,199	37,809	26,043
Provision (benefit) for income taxes	9,606	15,018	13,909	13,411	(6,313)
Net income from continuing operations	26,140	28,798	28,290	24,398	32,356
Net income (loss) from discontinued operations, net of tax	(71)	209	(679)	172	1,106
Net income	$26,069	$29,007	$27,611	$24,570	$33,462

Basic earnings per common share from continuing operations	$0.63	$0.69	$0.68	$0.55	$0.73
Diluted earnings per common share from continuing operations	$0.62	$0.69	$0.68	$0.55	$0.73
Basic earnings (loss) per common share from discontinued operations	$-	$0.01	$(0.02)	$-	$0.03
Diluted earnings (loss) per common share from discontinued operations	$-	$0.01	$(0.02)	$-	$0.03
Basic earnings per common share	$0.63	$0.70	$0.66	$0.55	$0.76
Diluted earnings per common share	$0.62	$0.70	$0.66	$0.55	$0.76
Cash dividends declared per common share	$0.17	$0.15	$0.12	$0.07	$0.04
Dividend payout ratio	27.42%	21.43%	18.18%	12.73%	5.26%

Balance sheet data:
Total assets	$3,351,767	$3,062,166	$2,800,691	$2,653,641	$2,423,504
Total investments	512,812	484,621	556,796	571,665	633,308
Loans	2,699,205	2,405,575	2,084,359	1,926,432	1,637,424
Allowance for loan losses	40,686	32,765	37,050	46,866	55,629
Deposits	2,741,712	2,492,291	2,279,037	2,129,260	1,918,406
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	59,031	-	-	20,984	20,984
Shareholders' equity	273,536	308,769	281,085	257,051	220,082

Key ratios:
Return on average total assets	0.83%	0.99%	1.02%	0.98%	1.39%
Pre-tax, Core Earnings return on assets (PTCE ROA)(1)	1.54%	1.40%	1.36%	1.41%	1.46%
Return on average shareholders' equity	8.77%	9.82%	10.29%	10.15%	16.23%
Average shareholders' equity to average total assets	9.44%	10.10%	9.93%	9.65%	8.58%
Net interest margin	3.86%	3.91%	3.81%	3.99%	4.23%
Efficiency ratio(2)	67.91%	70.31%	70.88%	71.84%	71.85%
Nonperforming assets to total assets	0.64%	0.49%	0.68%	1.14%	1.89%
Nonperforming loans to total loans	0.60%	0.38%	0.67%	1.02%	1.66%
Allowance for loan and credit losses to total loans	1.51%	1.36%	1.78%	2.43%	3.40%
Allowance for loan and credit losses to nonperforming loans	250.81%	357.89%	265.78%	237.75%	204.38%
Net (recoveries) charge-offs to average loans	(0.06)%	0.01%	0.05%	0.23%	0.86%

(1)

Pre-tax, Core Earnings (PTCE) is a non-GAAP measure and is calculated as total revenue less noninterest expense (excluding impairment, valuation losses and other nonrecurring expenses).  The Company believes that PTCE is a useful financial measure that enables investors and others to assess the Company's ability to generate capital to cover credit losses and is a reflection of earnings generated by the core business.  The following is a reconciliation of PTCE earnings to its most comparable GAAP measure.

	At and for the year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Net income from continuing operations - GAAP	$26,140	$28,798	$28,290	$24,398	$32,356
Adjusted for:
Taxable equivalent adjustment	5,720	3,807	2,760	1,907	1,184
Provision (benefit) for income taxes	9,606	15,018	13,909	13,411	(6,313)
Severance	1,043	-	-	-	-
Provision for loan and credit losses	6,420	(4,155)	(8,804)	(4,768)	3,976
Net other than temporary impairment losses on securities recognized in earnings	-	-	-	297	771
(Gain) loss on securities, other assets and other real estate owned	(369)	(2,597)	683	65	3,145
Pre-tax, Core Earnings	$48,560	$40,871	$36,838	$35,310	$35,119
Average assets	$3,149,310	$2,925,168	$2,702,211	$2,508,222	$2,403,960
PTCE ROA	1.54%	1.40%	1.36%	1.41%	1.46%

(2)

Efficiency ratio is computed by dividing noninterest expense by the sum of tax-equivalent net interest income before provision for loan losses and noninterest income, excluding gains and losses on asset sales and valuation adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include Commercial Banking and Fee-Based Lines.

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

Industry Overview. At the December 2015 Federal Open Market Committee (FOMC) meeting, citing considerable improvement in labor market conditions and confidence that inflation will rise, over the medium term, to its 2% objective, the FOMC raised the target range for the federal funds rate to 25 to 50 basis points.  The FOMC noted that it will continue to assess realized and expected economic conditions relative to its goals of maximum employment and 2% inflation when deciding on future adjustments to the federal funds rate.

The banking industry continues to be impacted by new legislative and regulatory reform proposals.  Basel III became effective for “non-advanced approaches” banks, such as the Company, in 2015.  Basel III raised both the quality and quantity requirements for regulatory capital.  Overall, the total regulatory capital ratio for the industry fell in the first quarter of 2015.

The national unemployment rate decreased from 5.6% in December 2014 to 5.0% at December 2015.  The unemployment rate has steadily decreased during 2015 and is at the lowest level since April 2008.  The unemployment rate has now fallen below the maximum target level set by the FOMC, which supported the increase in the federal funds rate in December 2015.

Bank failures continued to slow, with 6 in 2015 (through September) following 18 in 2014, the lowest levels since 2007.  From 2008 to 2014, 507 banks failed and went into receivership with the FDIC, causing estimated losses of $74.01 billion to the Depository Insurance Fund.  This compares to only 10 bank failures in the years from 2003 to 2007.  The FDIC’s “problem list” stood at 203 at September 30, 2015, down from a peak of 884 at the end of 2010.

In the third quarter of 2015, FDIC-insured banks reported industry revenue that was largely unchanged from the prior year.  Earnings for the third quarter of 2015 were higher than the prior year quarter, driven primarily by a decrease in noninterest expense.  The net interest margin for the industry remains near a historic low at 3.08% for the third quarter of 2015, a decline of 7 basis points from the prior-year quarter.  A 30-year low on the net interest margin was set in the first quarter of 2015 at 3.02%.  Industry-wide, provision for loan losses continued to trend upward with a five-quarter consecutive increase.  Through September 2015, all FDIC-insured institutions reported a return on assets of 1.05%, a return on equity of 9.33%, a net charge-off ratio of 0.42% and an efficiency ratio of 60.0%.

Company Overview. From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2015, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 18 bank locations (excluding one bank location closed in January 2016) with total assets of $3.4 billion and expanded into wealth and insurance services.

The Company has a well-capitalized balance sheet that includes common equity, subordinated notes payable and subordinated debentures.  The Company redeemed $57.4 million in preferred stock issued to the Treasury in 2015, prior to an increase in the dividend rate to 9.0%.  The SBLF was redeemed through the issuance of $60.0 million in subordinated notes in June 2015.

As discussed in “Item 1. Business” and Note 2 to the consolidated financial statements, the Company ceased the operations of its investment banking division in the first quarter of 2015.  The results of operations related to investment banking have been reported as discontinued operations.  The prior period disclosures in the following table have been adjusted to conform to the new presentation.

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead are generally not impacted by the Fee-Based Lines, but are most affected by the operations of the Bank.  While the Company allocates a portion of the costs related to shared resources to the Fee-Based Lines, we measure their profitability based on a pre-allocation basis as it approximates the operating cash flow generated by the segment. A description of each segment is provided in Note 19 to the consolidated financial statements.

Certain key metrics of our operating segments at or for the years ended December 31, 2015, 2014, and 2013 are as follows:

			Corporate
			Support
	Commercial	Fee-Based	and
	Banking	Lines	Other	Consolidated
(in thousands, except per share data)	2015
Operating revenue (1)	$127,376	$17,837	$(2,870)	$142,343
Net income (loss)	$29,786	$(542)	$(3,175)	$26,069
Diluted income (loss) per common share (2)	$0.73	$(0.01)	$(0.10)	$0.62

	2014
Operating revenue (1)	$119,434	$16,851	$(2,488)	$133,797
Net income (loss)	$32,264	$115	$(3,372)	$29,007
Diluted income (loss) per common share (2)	$0.80	$-	$(0.10)	$0.70

	2013
Operating revenue (1)	$112,431	$16,222	$(4,346)	$124,307
Net income (loss)	$32,134	$(693)	$(3,830)	$27,611
Diluted income (loss) per common share (2)	$0.81	$(0.02)	$(0.13)	$0.66

(1)	Net interest income plus noninterest income.
(2)	The per share impact of preferred stock dividends and earnings allocated to participating securities are included in Corporate Support and Other.

Noted below are some of the significant financial performance measures and operational results for 2015 and 2014:

2015	2014

Commercial Banking earnings per share were $0.73 and $0.80 in 2015 and 2014, respectively.  While operating revenue increased 6.6% in 2015, net income declined $2.5 million, primarily due to a $10.2 million increase in the provision for loan losses.

Commercial Banking earnings per share were $0.80 and $0.81 in 2014 and 2013, respectively.  Improved operating revenue was offset by higher noninterest expense and internal overhead allocations.  Decreases in nonperforming assets and classified loans resulted in a negative provision for loan losses of $3.3 million in 2014.

Fee-Based Lines lost $0.01 per share in 2015, compared to break-even in 2014. While noninterest income increased 5.9% in 2015, noninterest expense increased 7.9% in the same period.

Earnings per share on the Fee-Based Lines broke-even in 2014, an improvement of $0.02 per share.  A $0.8 million improvement in net income in 2014 compared to 2013 was due to higher noninterest income, offset in part by higher variable compensation and other operating costs.

Corporate Support and Other lost $0.10 per share in 2015 and 2014.  The segment benefited from the recapture of past due interest income on a nonperforming loan portfolio that increased interest income $1.0 million in 2015.  Offsetting this increase was additional interest expense of $1.8 million from the new subordinated notes issuance.

Corporate Support and Other lost $0.10 per share and $0.13 per share in 2014 and 2013, respectively.  The improvement was attributed to lower interest expense from a 2013 debt retirement and reduced losses on Other Real Estate Owned (OREO) sold.

Total assets grew $289.6 million to $3.4 billion during 2015, primarily due to a 12% year-over-year increase in net loans.	Total assets grew $261.5 million to $3.1 billion during 2014, primarily relating to 15% year-over-year loan growth of $321.2 million offset by a decrease in the investment portfolio.
Average noninterest bearing deposits, the most valuable part of the deposit portfolio, represented 41.2% of total average deposits in 2015, compared to 42.5% in 2014.

Average deposits grew $218.2 million in 2014 and the Company maintained a favorable funding mix with noninterest bearing demand deposits comprising 43% of total average deposits.  Overall deposit costs for 2014 fell to 0.17% from 0.22% in 2013.

Net income declined 10% to $26.1 million in 2015 from $29.0 million in 2014. Negatively impacting net income was a $10.6 million increase in provision for loan losses in 2015.

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

The net interest margin on a tax-equivalent basis contracted 5 basis points to 3.86%, due to the increased interest expense on the new subordinated notes that reduced the net interest margin by 6 basis points in 2015.

The net interest margin on a tax-equivalent basis expanded 10 basis points to 3.91% driven primarily by lower funding costs.  Net interest income (taxable equivalent) increased $11.2 million to $109.7 million on higher average loan volumes.

In the first quarter of 2015, the Company ceased the operations of its investment banking division in order to focus on noninterest income sources that were less transactional in nature.	The Company’s total risk-based capital ratio was 15.7% at the end of 2014.

In the first quarter of 2015, the Company transferred securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.

On June 25, 2015, the Company issued $60.0 million of unsecured fixed-to-floating rate subordinated notes due 2030 (Notes). Unless redeemed, the Notes will bear 5.625% annual interest until June 25, 2025 and thereafter until maturity in June 2030 at a floating rate equal to LIBOR plus 317 basis points.

On July 22, 2015, the Company redeemed the $57.4 million in preferred stock issued to the Treasury.  The dividend rate on the preferred stock was scheduled to increase from 1.0% in 2015 to 9.0% in 2016.

The Company’s total risk-based capital ratio was 13.7% at the end of 2015.  Implementation of Basel III in 2015 had the effect of reducing total risk-based capital.  Also impacting the composition of risk-based capital during 2015 was the issuance of the Notes which increased Tier 2 capital, while the redemption of the SBLF preferred stock in July 2015 decreased Tier 1 capital.  See Note 17 – Regulatory Matters for additional information.

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities, such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2015, $157.6 million of total assets, consisting of $153.7 million in available for sale securities and $3.9 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2014, $464.7 million of total assets, consisting of $459.8 million in available for sale securities and $4.9 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2015, the Company had  $5.8 million of single-issuer trust preferred securities (TPS)  classified as Level 3.  The fair value of these TPS is determined using broker-dealer quotes and trade data that may not be current.  These TPS are classified as Level 3 due to lack of current market data and their illiquid nature. At December 31, 2015 and 2014,  $9.9 million and $10.3  million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans totaling $6.3 million and $15.7 million at December 31, 2015 and 2014, respectively.  For additional information on the fair value of certain financial assets and liabilities see Note 18 to the consolidated financial statements.

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

Financial Condition

The Company had total assets of $3.4 billion and total liabilities of $3.1 billion at December 31, 2015 compared to total assets of $3.1 billion and total liabilities of $2.8 billion at December 31, 2014.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2015 and 2014.

Lending Activities

General. We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate-mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small- and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2015, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In response to the last economic downturn, the Company expanded the resources of the credit and loan review departments to provide for a more proactive identification and management of problem credits.  In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by a dedicated Senior Credit Officer in each geographic market. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, the credit administration department establishes a watch list of loans to be reviewed by the Board of Directors of the Bank. The loan portfolio is also monitored regularly by a loan review department that reports to the Chief Operations Officer of the Company and submits reports directly to the Audit Committee of the Board of Directors and the credit administration department.

The Company’s credit approval process is as follows:

•	Internal lending limits for loans extended to a single borrower are established by the Board of Directors of the Bank.
•	Credits equal to the Bank’s internal lending limit require two signatures from either the CEO of the Bank, Chief Credit Officer or a Bank President/Senior Credit Officer.
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

Composition of Loan Portfolio.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,175,379	44.2%	$977,699	41.2%	$824,453	40.3%	$729,442	38.8%	$568,962	36.0%
Real estate - mortgage	1,016,268	38.2%	989,719	41.7%	900,864	44.0%	880,377	46.8%	784,491	49.5%
Construction & land	201,281	7.6%	181,864	7.7%	127,952	6.2%	120,584	6.4%	125,118	7.9%
Consumer	253,317	9.5%	207,955	8.8%	181,056	8.8%	149,638	8.0%	116,676	7.4%
Other	52,960	2.0%	48,338	2.0%	50,034	2.5%	46,391	2.5%	42,177	2.7%
Total loans	$2,699,205	101.5%	$2,405,575	101.4%	$2,084,359	101.8%	$1,926,432	102.5%	$1,637,424	103.5%
Less allowance for loan losses	(40,686)	(1.5)%	(32,765)	(1.4)%	(37,050)	(1.8)%	(46,866)	(2.5)%	(55,629)	(3.5)%
Net loans	$2,658,519	100.0%	$2,372,810	100.0%	$2,047,309	100.0%	$1,879,566	100.0%	$1,581,795	100.0%

Total loans increased $293.6 million and $321.2 million in 2015 and 2014, respectively. Although the Company saw growth across all its loan segments in 2015, the Commercial loan segment continued to be the main contributor to loan growth, increasing $197.7 million.  Consumer loans, particularly driven by the Company’s jumbo mortgage product, increased $45.4 million, or 21.8%, while Construction & land increased $19.4 million or 10.7% during 2015.  In 2014, the Commercial loan segment was the primary contributor to loan growth, increasing $153.2 million.  Also making a significant contribution to loan growth during 2014 were the Real estate – mortgage and Construction and land segments, increasing $88.9 million and $53.9 million, respectively.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2015, our individual legal lending limit was $54.5 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credits. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we may sell loan participations to outside participants. At December 31, 2015 and 2014, the outstanding balance of loan participations sold by us was $8.3 million and $7.5 million, respectively. At December 31, 2015 and 2014, we had loan participations purchased from other banks totaling $74.0 million and $80.0 million, respectively. We use the same analysis in deciding whether to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	At December 31,
	2015		2014		2013
	Number of	% of loan	Number of	% of loan	Number of	% of loan
Credit Relationships	relationships	portfolio	relationships	portfolio	relationships	portfolio
Greater than $6.0 million	98	32.9%	77	29.1%	54	22.7%
$3.0 million to $6.0 million	124	19.2%	112	19.9%	108	22.1%
$1.0 million to $3.0 million	406	25.1%	363	25.1%	345	27.7%
$0.5 million to $1.0 million	445	11.8%	420	12.7%	373	12.9%
Less than $0.5 million	3,844	11.0%	3,981	13.2%	4,002	14.6%
	4,917	100.0%	4,953	100.0%	4,882	100.0%

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2015 the Company had loans to lessors of nonresidential buildings in the amount of $337.9 million and loans to lessors of other real estate property in the amount of $281.3 million that exceeded 10% of total loans.  There were no other concentrations in excess of 10% of the Company’s loan portfolio at December 31, 2015.  The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•	Construction, land development and other land loans that represent 100% or more of total risk-based capital; or
•

Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2015 and 2014, the Company’s exposure to commercial real estate lending was below the parameters discussed above.

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

Commercial Loans. Commercial loans increased $197.7 million, or 20.2%, from $977.7 million at December 31, 2014 to $1.17 billion at December 31, 2015. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business. Terms of commercial loans generally range from one to five years, and the majority of such loans have floating interest rates.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	At December 31,
	2015		2014		2013
		% of		% of		% of
		Commercial		Commercial		Commercial
(in thousands)	Balance	loan portfolio	Balance	loan portfolio	Balance	loan portfolio
Manufacturing	$135,058	11.5%	$126,130	12.9%	$105,756	12.8%
Finance and insurance	64,261	5.5%	80,966	8.4%	77,024	9.4%
Health care	126,771	10.8%	91,969	9.4%	100,078	12.1%
Real estate services	118,923	10.1%	112,913	11.5%	100,230	12.2%
Construction	58,081	4.9%	56,638	5.8%	51,905	6.3%
Public administration	221,325	18.8%	178,778	18.2%	112,795	13.6%
All other	450,960	38.4%	330,305	33.8%	276,665	33.6%
	$1,175,379	100.0%	$977,699	100.0%	$824,453	100.0%

Real Estate - Mortgage Loans. Real estate mortgage loans increased $26.5 million, or 2.7%, from $989.7 million at December 31, 2014 to $1.02 billion at December 31, 2015.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed-and-floating interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate SBA 504 loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2015 and 2014, 66% and 67% of the Company’s outstanding real estate mortgage loans were in the Colorado market, respectively.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2015		2014		2013
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$436,643	43.0%	$422,471	42.7%	$452,959	50.3%
Residential & commercial investor	579,625	57.0%	567,248	57.3%	447,905	49.7%
	$1,016,268	100.0%	$989,719	100.0%	$900,864	100.0%

Construction and land.  Construction and land increased $19.4 million, or 10.7%, from $181.9 million at December 31, 2014 to $201.3 million at December 31, 2015. We have a portfolio of loans for the acquisition and development of land for residential building projects.  We also finance construction projects involving one- to four-family residences.  We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (speculative loan), although speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We typically require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

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

Construction and land loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the construction and land portfolio are generally located in the states of Colorado and Arizona. At December 31, 2015 and 2014, 80% and 83%, respectively, of the Company’s construction and land loans outstanding were generated in the Colorado market.

Consumer Loans.  Consumer loans increased $45.4 million, or 21.8%, from $208.0 million at December 31, 2014 to $253.3 million at December 31, 2015.  We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. As part of the Company’s consumer mortgage products the Company offers jumbo mortgage loans.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing for non-conforming mortgage loans, which generally exceed $417,000.  For primary residences, the standard loan-to-value is 75% for loans up to $2.0 million.  The loan-to-value decreases as the size of the loan increases, with a standard loan-to-value of 55% on loans in excess of $3.0 million. In addition, we generally only finance 3/1, 5/1, and 7/1 adjustable-rate mortgage loans as well as 15-year fixed-rate loans.  In addition, we broker 15-

and 30-year fixed-rate conforming mortgages.  Jumbo mortgage loans at December 31, 2015 and 2014, totaled $183.2 million or 72% and $157.8 million or 76%, respectively, of the consumer loan portfolio.

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

	At December 31,
(in thousands)	2015	2014	2013	2012	2011
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$505	$161	$19	$35	$212
Nonaccrual loans:
Commercial	15,109	3,317	1,330	3,324	3,105
Real estate - mortgage	499	3,416	10,504	10,779	9,295
Construction and land	27	135	1,986	4,926	12,097
Consumer and other	82	2,126	101	648	2,527
Total nonaccrual loans	15,717	8,994	13,921	19,677	27,024
Total nonperforming loans	16,222	9,155	13,940	19,712	27,236
OREO and repossessed assets	5,079	5,819	5,097	10,577	18,502
Total nonperforming assets	$21,301	$14,974	$19,037	$30,289	$45,738

Performing renegotiated loans	$28,196	$27,275	$29,683	$43,321	$20,633

Allowance for loan losses	$40,686	$32,765	$37,050	$46,866	$55,629
Allowance for credit losses	-	-	-	-	35
Allowance for loan and credit losses	$40,686	$32,765	$37,050	$46,866	$55,664
Nonperforming assets to total assets	0.64%	0.49%	0.68%	1.14%	1.89%
Nonperforming loans to total loans	0.60%	0.38%	0.67%	1.02%	1.66%
Nonperforming loans and OREO to total loans and OREO	0.79%	0.62%	0.91%	1.56%	2.76%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.51%	1.36%	1.78%	2.43%	3.40%
Allowance for loan and credit losses to nonperforming loans	250.81%	357.89%	265.78%	237.75%	204.38%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2015, 2014 and 2013,  was $0.2 million, $0.3 million and $0.6 million, respectively.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 18 to the consolidated financial statements for additional discussion on the valuation of OREO assets.

Nonperforming assets increased $6.3 million to $21.3 million at December 31, 2015, from $14.9 million at December 31, 2014.  The following table summarizes nonperforming assets by type and market.

	2015					2014
				Total in	NPAs				Total in	NPAs
(in thousands)	Colorado	Arizona	Total	category	as a %	Colorado	Arizona	Total	category	as a %
Commercial	$14,255	$854	$15,109	$1,175,379	1.29%	$2,716	$762	$3,478	$977,699	0.36%
Real estate - mortgage	-	499	499	1,016,268	0.05%	1,003	2,413	3,416	989,719	0.35%
Construction & land	27	-	27	201,281	0.01%	135	-	135	181,864	0.07%
Consumer	82	505	587	253,317	0.23%	2,126	-	2,126	207,955	1.02%
Other loans	-	-	-	52,960	-%	-	-	-	48,338	-%
OREO and repossessed assets	4,903	176	5,079	5,079	NA	5,517	302	5,819	5,819	NA
Nonperforming assets	$19,267	$2,034	$21,301	$2,704,284	0.79%	$11,497	$3,477	$14,974	$2,411,394	0.62%

All nonperforming loan categories, except commercial, reflected improvements year-over-year.  The adverse change in commercial loans was due to the downgrade of one large credit, placed on nonaccrual during the fourth quarter of 2015, which the Company believes does not represent deterioration in the overall credit quality of the Company.  The Company’s OREO portfolio consisted of two properties at December 31, 2015, with a Colorado property comprising 97% of the overall OREO balance.  At December 31, 2014, approximately 77% or $11.5 million and 23% or $3.5 million of nonperforming assets were concentrated in Colorado and Arizona, respectively.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO and continues to closely monitor the financial condition of its clients.

In addition to the nonperforming assets described above, the Company had 41 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $25.2 million.    A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract.  These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

	For the year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance of allowance for loan losses at beginning of period	$32,765	$37,050	$46,866	$55,629	$65,892
Charge-offs:
Commercial	(588)	(1,956)	(613)	(1,122)	(4,559)
Real estate - mortgage	(186)	(52)	(3,055)	(2,789)	(7,064)
Construction & land	(107)	(50)	(796)	(4,002)	(6,753)
Consumer	(130)	(453)	(122)	(653)	(309)
Other	(285)	(6)	(5)	(34)	(61)
Total charge-offs	(1,296)	(2,517)	(4,591)	(8,600)	(18,746)
Recoveries:
Commercial	239	373	1,035	2,021	1,377
Real estate - mortgage	1,112	435	1,099	746	1,472
Construction & land	1,155	1,519	1,399	1,760	1,348
Consumer	19	54	45	43	281
Other	272	6	1	-	3
Total recoveries	2,797	2,387	3,579	4,570	4,481
Net recoveries (charge-offs)	1,501	(130)	(1,012)	(4,030)	(14,265)
Provision for loan losses charged to operations	6,420	(4,155)	(8,804)	(4,733)	4,002
Balance of allowance for loan losses at end of period	$40,686	$32,765	$37,050	$46,866	$55,629

Balance of allowance for credit losses at beginning of period	$-	$-	$-	$35	$61
Provision for credit losses charged to operations	-	-	-	(35)	(26)
Balance of allowance for credit losses at end of period	$-	$-	$-	$-	$35

Total provision for loan and credit losses charged to operations	$6,420	$(4,155)	$(8,804)	$(4,768)	$3,976

Ratio of net (recoveries) charge-offs to average loans	(0.06)%	0.01%	0.05%	0.23%	0.86%

Average loans outstanding during the period	$2,517,766	$2,259,265	$1,991,251	$1,743,473	$1,651,247

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

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly.  The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration. For additional information on the Company’s methodology for estimating the allowance for loan and credit losses, see Note 4 to the consolidated financial statements.

The table below provides an allocation of the allowance for loan and credit losses by loan and commitment type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2015		2014		2013		2012		2011
		Loans in		Loans in		Loans in		Loans in		Loans in
		category		category		category		category		category
		as a %		as a %		as a %		as a %		as a %
		of total		of total		of total		of total		of total
	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross
(in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Commercial	$24,215	43.5%	$14,614	40.6%	$14,103	39.6%	$13,448	37.9%	$14,048	34.8%
Real estate - mortgage	10,372	37.6%	12,463	41.1%	14,919	43.2%	17,832	45.7%	19,889	47.9%
Construction & land	2,111	7.5%	2,316	7.6%	3,346	6.1%	9,893	6.3%	13,759	7.7%
Consumer	2,592	9.4%	2,329	8.7%	2,471	8.7%	3,061	7.8%	4,837	7.1%
Other	643	2.0%	488	2.0%	479	2.4%	451	2.3%	551	2.5%
Unallocated	753	-%	555	-%	1,732	-%	2,181	-%	2,545	-%
Off-balance sheet commitments	-	-%	-	-%	-	-%	-	-%	35	-%
Total	$40,686	100.0%	$32,765	100.0%	$37,050	100.0%	$46,866	100.0%	$55,664	100.0%

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

The Company recorded a $6.4 million provision for loan losses during 2015 compared to a $4.1 provision for loan loss reversal in the prior year.  The Company’s loan loss provisioning during 2015 as compared to 2014 is consistent with the change in asset quality trends, where nonperforming and classified loans increased.  The increase in nonperforming and classified loans is primarily due to a single commercial credit, which the Company believes is not indicative of deterioration in overall credit quality.  Although the Company had gross charge-offs of $1.3 million and $2.5 million during 2015 and 2014, respectively, the Company had net recoveries of $1.5 million in 2015 and net charge-offs of only $0.1 million in 2014.  Although the Company continues to record charge-offs, the Company’s credit quality outlook remains favorable.    Management believes the Company’s allowance for loan and credit losses provides adequate coverage for probable loan and credit losses.  The allowance for loan and credit losses to total loans was 1.51% and 1.36% at December 31, 2015 and 2014, respectively.  The allowance for loan and credit losses to nonperforming loans was 250.8%  and 357.9% at December 31, 2015 and 2014, respectively.  It is possible management may determine a need to increase the allowance for loan and credit losses due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

The investment portfolio is primarily comprised of residential mortgage-backed securities (MBS) explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government, with the majority of the portfolio either maturing or repricing within one to five years. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio is mainly comprised of six issuers in the Fortune 100.  Approximately 86% of the corporate debt securities portfolio is investment grade.  None of the issuing institutions are in default nor have interest payments on the TPS been deferred.  Our investment strategies are reviewed in meetings of the Asset-Liability Management Committee (ALCO).

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

In the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.  The net pre-tax unrealized gain on these securities at the time of transfer was $8.8 million and is now part of the amortized cost basis of the securities that will be amortized to interest income over the life of the securities.  The amortization of this net pre-tax unrealized gain will be offset by the amortization of the related pre-tax amount recorded in accumulated other comprehensive income.  There will be no effect to interest income as a result of this transfer.

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

	At December 31,			2015 vs 2014		2014 vs 2013
				Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Mortgage-backed securities	$312,658	$283,644	$333,386	$29,014	10.2%	$(49,742)	(14.9)%
Trust preferred securities	56,607	72,844	95,415	(16,237)	(22.3)%	(22,571)	(23.7)%
Corporate debt securities	103,736	101,210	110,982	2,526	2.5%	(9,772)	(8.8)%
Municipal securities	27,350	15,446	8,616	11,904	77.1%	6,830	79.3%
Other investments	12,461	11,477	8,397	984	8.6%	3,080	36.7%
Total	$512,812	$484,621	$556,796	$28,191	5.8%	$(72,175)	(13.0)%

At December 31, 2015, investments represented 15.30% of total assets compared to 15.83%  at December 31, 2014.  Available for sale securities had a net unrealized gain of $2.8 million at December 31, 2015.  Excluding the securities transferred to held to maturity, the unrealized gain on available for sale securities at December 31, 2014 was $3.7 million.

At December 31, 2015, the Company’s available for sale securities in a temporary unrealized loss position of $0.6 million consisted primarily of TPS and corporate debt securities.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.

Other investments consist primarily of FHLB stock required to support a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  During 2015, other investments increased $1.0  million due to net purchases of FHLB stock.

The following table sets forth the book value,  maturity and approximate yield of the securities in our investment portfolio at December 31, 2015. Other investments include stock in the Federal Home Loan Bank and the Federal Reserve Bank, which have no maturity date.  These investments have been included in the total column only.

	Maturity
	Within 1 year		1-5 years		5-10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)
Mortgage-backed securities	$-	-%	$989	5.26%	$14,478	4.51%	$297,191	2.54%	$312,658	2.64%
Trust preferred securities	-	-%	-	-%	-	-%	55,369	3.87%	55,369	3.87%
Corporate debt securities	12,587	2.32%	74,137	3.96%	15,549	4.56%	-	-%	102,273	3.85%
Municipal securities	531	5.00%	18,219	4.26%	7,951	3.93%	570	5.00%	27,271	4.19%
Other investments	-	-%	-	-%	-	-%	2,172	2.77%	12,461	5.13%
Total	$13,118	2.43%	$93,345	4.04%	$37,978	4.41%	$355,302	2.75%	$510,032	3.16%

(1)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2015 did not include any single issuer for which the aggregate carrying amount exceeded 10% of shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,			2015 vs 2014		2014 vs 2013
				Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Intangible assets, net	$1,926	$2,526	$2,798	$(600)	(23.8)%	$(272)	(9.7)%
Bank-owned life insurance	49,373	48,040	43,768	1,333	2.8%	4,272	9.8%
Premises and equipment, net	6,122	7,250	6,034	(1,128)	(15.6)%	1,216	20.2%
Accrued interest receivable	10,362	9,617	8,770	745	7.7%	847	9.7%
Deferred income taxes, net	22,221	20,008	26,506	2,213	11.1%	(6,498)	(24.5)%
Other real estate owned	5,079	5,819	5,097	(740)	(12.7)%	722	14.2%
Other	18,041	19,910	27,585	(1,869)	(9.4)%	(7,675)	(27.8)%
Total	$113,124	$113,170	$120,558	$(46)	-%	$(7,388)	(6.1)%

Intangible Assets.  Intangible assets primarily represent client relationship lists. The Company recognized $0.6 million of intangible asset amortization from continuing operations during the years ended December 31, 2015 and 2014.   Other than amortization, no other activity occurred in intangible assets during 2015.  In 2014, the Company purchased a $0.3 million insurance book of business.

Bank-Owned Life Insurance (BOLI).    BOLI increased $1.3 million in 2015 to $49.4 million at December 31, 2015, solely due to changes in the cash surrender value of the underlying policies.  BOLI increased $4.3 million during 2014 to $48.0 million at December 31, 2014.  The increase during 2014 is due to the purchase of additional policies of $3.3 million and growth in the cash surrender value of $1.3 million, offset by claims of $0.3 million.

Deferred Income Taxes, net. Deferred income taxes increased $2.2 million in 2015 to $22.2 million at December 31, 2015.  The increase was primarily due to the tax effect of the $7.9 million increase in the allowance for loan losses, offset by a decline in deferred tax assets for net operating loss carryforwards and accrued bonuses.  Deferred income taxes decreased $6.5 million in 2014, to $20.0 million at December 31, 2014. The decrease in net deferred income tax assets during 2014 was driven primarily by the tax effect of the reduction of the allowance for loan losses of $4.3 million.  Also contributing to the overall decline in deferred income taxes during 2014 was the tax effect of $3.7 million in settlement of stock and deferred compensation obligation.  See Note 11 to the consolidated financial statements for additional discussion of income taxes and deferred tax items.

Other Real Estate Owned.  OREO decreased $0.7 million during 2015 to $5.1 million at December 31, 2015 due to sales activity. In 2014, OREO increased $0.7 million to $5.8 million at December 31, 2014.  Additions to OREO of $5.0 million in 2014 were offset by sales totaling $4.3 million, resulting in a $0.7 million increase to OREO.  At December 31, 2015, the Company held two properties, with one Colorado property comprising over 97% of the total OREO balance.

Other Assets.  Other assets declined $1.9 million during 2015 to $18.0 million at December 31, 2015.  The decline in other assets is primarily attributable to a $1.0 million decrease in the fair market value of derivative assets and a $0.9 million net decrease in various other assets.

Other assets decreased $7.7 million during 2014 to $19.9 million at December 31, 2014.  The decline in other assets was primarily attributable to a $4.5 million decrease in accounts receivable relating to called securities in the process of settlement and a $2.9 million decrease in the fair market value of derivative assets.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, savings accounts, checking accounts, and individual retirement accounts. In the first quarter of 2014, the Company commenced an initiative to move customer balances out of securities sold under agreement to purchase (Customer Repurchases) and into other deposit products.  Deposit growth during 2015 was generated primarily from money market accounts, contributing $147.9 million or 53% of the overall $277.3 million net increase in average deposit balances.  Average interest and noninterest-bearing deposits at December 31, 2015 increased $97.0 million and $83.6 million, respectively, from $488.3 million and $993.7 million at December 31, 2014.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented over 43% of total deposits at December 31, 2015 and 2014.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) and Insured Cash Sweep (ICS) accounts as customer-related deposits.  The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $236.7 million and $185.5 million in CDARS and ICS accounts at December 31, 2015 and December 31, 2014, respectively.

The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		average		average		average
	Average	interest	Average	interest	Average	interest
(in thousands)	balance	rate %	balance	rate %	balance	rate %
Money market	$758,389	0.28%	$610,525	0.32%	$595,922	0.41%
Interest-bearing demand	585,241	0.13%	488,255	0.18%	375,581	0.23%
Savings	18,015	0.06%	15,140	0.07%	13,349	0.06%
Certificates of deposit	175,482	0.42%	229,511	0.44%	255,073	0.51%
Total interest-bearing deposits	1,537,127	0.24%	1,343,431	0.29%	1,239,925	0.37%
Noninterest-bearing demand accounts	1,077,283	-%	993,685	-%	878,985	-%
Total deposits	$2,614,410	0.14%	$2,337,116	0.17%	$2,118,910	0.22%

Maturities of CDs of $100,000 and more at December 31, 2015, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$58,030
Over three months through six months	27,556
Over six months through 12 months	31,835
Over 12 months	13,101
Total	$130,522

Deposits overall increased $249.4 million or 10.0% and $213.3 million or 9.4% to $2.7 billion and $2.5 million at December 31, 2015 and 2014, respectively.  CDs decreased $58.0 million or 27.5% and $34.3 million or 14.0% at December 31, 2015 and 2014, respectively.  The Company has intentionally priced CDs out of its portfolio due to the relatively high cost of these deposits.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 90 days or less, and a line of credit with the FHLB typically used as an overnight borrowing source.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2015, 2014, and 2013. See the Liquidity and Capital Resources section below and Note 8 to the consolidated financial statements for further discussion.

	At or for the year ended December 31,
(in thousands)	2015	2014	2013
Federal funds purchased
Balance at end of period	$-	$-	$-
Average balance outstanding for the period	1,250	9,290	10,249
Maximum amount outstanding at any month end during the period	7,841	96,044	85,287
Weighted average interest rate for the period	0.32%	0.40%	0.47%
Weighted average interest rate at period end	-%	-%	-%
FHLB overnight advances
Balance at end of period	$132,000	$112,469	$-
Average balance outstanding for the period	61,078	104,213	33,211
Maximum amount outstanding at any month end during the period	132,000	260,000	91,000
Weighted average interest rate for the period	0.29%	0.24%	0.19%
Weighted average interest rate at period end	0.48%	0.25%	-%
Securities sold under agreements to repurchase
Balance at end of period	$47,459	$49,976	$138,494
Average balance outstanding for the period	57,280	83,543	154,502
Maximum amount outstanding at any month end during the period	68,613	115,309	178,703
Weighted average interest rate for the period	0.06%	0.18%	0.22%
Weighted average interest rate at period end	0.06%	0.08%	0.22%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2015, 2014, and 2013.  The Company uses Customer Repurchases as a way to enhance our customers' interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.  Due to a concerted effort by the Company to transition clients out of Customer Repurchases and into other deposit products, Customer Repurchases declined substantially in 2015 and 2014.  Reducing Customer Repurchases has allowed the Company to reduce the investment portfolio and support growth in the loan portfolio.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2015	$54,707	$61,626	$60,687	$52,090
2014	104,534	79,615	92,429	58,007
2013	144,737	149,203	160,514	163,284

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2015	$58,814	$58,328	$62,182	$47,459
2014	89,521	74,565	76,041	49,976
2013	124,882	133,402	164,188	138,494

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2015	$59,920	$68,613	$62,182	$53,014
2014	115,309	81,700	112,371	61,803
2013	141,140	159,512	167,712	178,703

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2015	2014
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable ($60,000 face amount)	$59,031	$-

For a discussion of long-term debt and for certain financial information for each issuance, see Note 9 to the consolidated financial statements.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations, followed by discussion of the major components of our revenues, expense and performance.

During the first quarter of 2015, the Company ceased the operations of its investment banking division.  The table below reports, for all periods presented, the results of operations associated with this business line as discontinued operations, net of tax. Included in the 2013 discontinued operations are the results of two other business lines that were discontinued in 2012.  See Note 2 to the consolidated financial statements for additional information.

	For the year ended December 31,			2015 vs 2014		2014 vs 2013
				Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
INCOME STATEMENT DATA
Interest income	$121,266	$114,317	$106,127	$6,949	6.1%	$8,190	7.7%
Interest expense	9,590	8,429	10,426	1,161	13.8%	(1,997)	(19.2)%
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	111,676	105,888	95,701	5,788	5.5%	10,187	10.6%
Provision for loan losses	6,420	(4,155)	(8,804)	10,575	254.5%	4,649	52.8%
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	105,256	110,043	104,505	(4,787)	(4.4)%	5,538	5.3%
Noninterest income	30,667	27,909	28,606	2,758	9.9%	(697)	(2.4)%
Noninterest expense	100,177	94,136	90,912	6,041	6.4%	3,224	3.5%
INCOME BEFORE INCOME TAXES	35,746	43,816	42,199	(8,070)	(18.4)%	1,617	3.8%
Provision for income taxes	9,606	15,018	13,909	(5,412)	(36.0)%	1,109	8.0%
NET INCOME FROM CONTINUING OPERATIONS	26,140	28,798	28,290	(2,658)	(9.2)%	508	1.8%
Income (loss) from discontinued operations, net of tax	(71)	209	(679)	(280)	(134.0)%	888	130.8%
NET INCOME	$26,069	$29,007	$27,611	$(2,938)	(10.1)%	$1,396	5.1%

Earnings per common share:
Basic - continuing	$0.63	$0.69	$0.68
Diluted - continuing	$0.62	$0.69	$0.68
Basic - discontinued	$-	$0.01	$(0.02)
Diluted - discontinued	$-	$0.01	$(0.02)
Basic	$0.63	$0.70	$0.66
Diluted	$0.62	$0.70	$0.66
Cash dividends declared per common share	$0.17	$0.15	$0.12

Earnings Performance. Net income for the year ended December 31, 2015 was $26.1 million, a decline of 10.1% from $29.0 million a year earlier.  Return on average assets declined to 0.83% for 2015 compared to 0.99% a year earlier.  Return on average shareholders’ equity also declined for 2015 to 8.77% from 9.82% in 2014.  While net interest income expanded $5.8 million in 2015 over 2014, a $10.6 million increase in the provision for loan losses in 2015 over 2014 more than offset the increase.  Net income in 2014 also benefited from a pre-tax net gain on securities, other assets and OREO of $2.6 million.  The net gain from these items in 2015 totaled $0.4 million, a decline of $2.2 million from 2014.

Net income for the year ended December 31, 2014 increased 5.1% to $29.0 million from $27.6 million a year earlier.  Return on average assets decreased to 0.99% for 2014 compared to 1.02% a year earlier.  Return on average shareholders’ equity also declined for 2014 to 9.82% from 10.29% in 2013.  Growth in both average assets and average equity outpaced growth in net income, resulting in declines in both return measures.  The benefit of higher net interest income in 2014 relative to 2013 was muted by a decline in the level of loan loss provision reversals.

Earnings per common share on a diluted basis (from continuing operations) for the year ended December 31, 2015, 2014, and 2013,  was $0.62, $0.69, and $0.68, respectively.

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

The majority of our assets are interest-earning and our liabilities are interest-bearing.  Accordingly, changes in interest rates may impact our net interest margin. The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  The FOMC had held the target federal funds rate at a range of 0-25 basis points since December 2008.  On December 17, 2015, the FOMC increased the target rate to 25-50 basis points, the first increase since June 2006.  As the Company is asset sensitive, low rates negatively impact the Company’s earnings and net interest margin.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2015			2014			2013
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
(in thousands)	balance	or paid	cost (3)	balance	or paid	cost (3)	balance	or paid	cost (3)
Assets
Federal funds sold and other	$24,142	$58	0.24%	$20,518	$102	0.50%	$26,150	$117	0.45%
Investment securities (1)	499,219	13,935	2.79%	522,822	15,742	3.01%	567,256	16,963	2.99%
Loans (1)(2)	2,517,766	112,994	4.49%	2,259,265	102,281	4.53%	1,991,251	91,807	4.61%
Total interest earning-assets	$3,041,127	$126,987	4.18%	$2,802,605	$118,125	4.21%	$2,584,657	$108,887	4.21%

Noninterest-earning assets	108,183			122,563			117,554
Total assets	$3,149,310			$2,925,168			$2,702,211

Liabilities and Shareholders' Equity
Deposits
Money market	$758,389	$2,102	0.28%	$610,525	$1,954	0.32%	$595,922	$2,434	0.41%
Interest-bearing demand and NOW	585,241	789	0.13%	488,255	886	0.18%	375,581	862	0.23%
Savings	18,015	10	0.06%	15,140	10	0.07%	13,349	8	0.06%
Certificates of deposit
Reciprocal	45,187	99	0.22%	69,465	222	0.32%	89,051	349	0.39%
Under $100	22,687	90	0.40%	25,888	110	0.42%	28,901	144	0.50%
$100 and over	107,608	550	0.51%	134,158	685	0.51%	137,121	819	0.60%
Total interest-bearing deposits	$1,537,127	$3,640	0.24%	$1,343,431	$3,867	0.29%	$1,239,925	$4,616	0.37%
Other borrowings
Securities sold under agreements to repurchase	57,280	36	0.06%	83,543	154	0.18%	154,502	337	0.22%
Other short-term borrowings	62,328	178	0.29%	113,504	286	0.25%	43,460	113	0.26%
Long-term debt	102,884	5,736	5.58%	72,166	4,122	5.71%	85,216	5,360	6.29%
Total interest-bearing liabilities	$1,759,619	$9,590	0.55%	$1,612,644	$8,429	0.52%	$1,523,103	$10,426	0.68%
Noninterest-bearing demand accounts	1,077,283			993,685			878,985
Total deposits and interest-bearing liabilities	2,836,902			2,606,329			2,402,088
Other noninterest-bearing liabilities	15,228			23,362			31,781
Total liabilities	2,852,130			2,629,691			2,433,869
Total equity	297,180			295,477			268,342
Total liabilities and equity	$3,149,310			$2,925,168			$2,702,211
Net interest income - taxable equivalent		$117,397			$109,696			$98,461
Net interest spread			3.63%			3.69%			3.53%
Net interest margin			3.86%			3.91%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities	172.83%			173.79%			169.70%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	2015 vs 2014			2014 vs 2013
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$18	$(62)	$(44)	$(25)	$10	$(15)
Investment securities (1)	(711)	(1,096)	(1,807)	(1,329)	108	(1,221)
Loans (1)(2)	11,703	(990)	10,713	12,357	(1,883)	10,474
Total interest-earning assets	$11,010	$(2,148)	$8,862	$11,003	$(1,765)	$9,238

Interest-bearing liabilities
Money market deposits	$473	$(325)	$148	$60	$(540)	$(480)
Interest-bearing demand and NOW	176	(273)	(97)	259	(235)	24
Savings deposits	2	(2)	-	1	1	2
Certificates of deposit	(227)	(51)	(278)	(109)	(186)	(295)
Other borrowings
Securities sold under agreements to repurchase	(48)	(70)	(118)	(155)	(28)	(183)
Other short-term borrowings	(129)	21	(108)	182	(9)	173
Long-term debt	1,755	(141)	1,614	(821)	(417)	(1,238)
Total interest-bearing liabilities	$2,002	$(841)	$1,161	$(583)	$(1,414)	$(1,997)
Net increase (decrease) in net interest income - taxable equivalent	$9,008	$(1,307)	$7,701	$11,586	$(351)	$11,235

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included in average loans outstanding.

Average interest-earning assets increased $238.5 million to $3.04 billion at December 31, 2015, driven by the loan portfolio, which grew average balances by 11.4% during 2015.  Investment securities as a percentage of average earnings assets declined for the fifth consecutive year to 16.4% from 27.0% in 2011, as a result of a growing loan portfolio and reduction in collateralized Customer Repurchases.  Taxable-equivalent interest income grew $8.9 million due to the growth in interest-earning assets.  The yield on earning assets declined due to a decrease in loan and investment yields, partially offset by an improvement of the mix of earning assets.

Average interest-bearing liabilities increased $147.0 million during 2015 to $1.76 billion.  The increase was due to a $193.7 million increase in interest-bearing demand deposits, offset by a $46.7 million net decrease in Customer Repurchases and short/long term borrowings. The average cost of liabilities increased in 2015, to 0.55%, from 0.52% in 2014.  The increase in the yield on interest-bearing liabilities relates primarily to the issuance of $60.0 million of Notes on June 25, 2015 with an effective interest cost of 5.85% (including amortization of a debt discount).

Average interest-earning assets increased $217.9 million to $2.80 billion at December 31, 2014, driven by the loan portfolio, which grew average balances 13.5% in 2014.  Investment securities as a percentage of average earnings assets declined for the fourth consecutive year to 18.7% from 27.0% in 2011, as a result of a growing loan portfolio and reduction in collateralized Customer Repurchases.  Taxable-equivalent interest income grew $9.2 million due to the growth in interest-earning assets.  The yield on earning assets was flat year-over-year due to an improvement in the mix of earning assets, offset by a decline in loan yields.

Average interest-bearing liabilities increased $89.5 million during 2014 to $1.61 billion.  The increase related to higher levels of interest-bearing demand deposits and short-term borrowings, offset by a decline in Customer Repurchases. The average cost of liabilities continued to fall in 2014, reaching 0.52% compared to 0.68% in 2013.  The decrease in the yield on interest-bearing liabilities related primarily to decreased rates on money markets and the redemption of $21.0 million in 9.0% notes in 2013.

The Company has executed a series of interest-rate swap transactions designated as cash flow hedges. The swaps fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  During 2015 the weighted average interest rate paid (fixed-rate) was 5.48%.  In 2013-2014, the weighted average interest rate paid was 5.73%.  The decline in the rate during 2015 was due to the maturity of a swap in early 2015 with a fixed-rate of 6.04% that was replaced with a new swap with a fixed-rate of 4.99%.  The remaining contractual maturities of the swaps vary between 5 and 9 years.  Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional amount	Fixed-rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan and Credit Losses.  The following table presents provision for loan and credit losses for the years ended December 31, 2015, 2014 and 2013.

	For the year ended December 31,
(in thousands)	2015	2014	2013
Provision for loan losses	$6,420	$(4,155)	$(8,804)
Provision for credit losses (included in other expenses)	-	-	-
Total provision for loan and credit losses	$6,420	$(4,155)	$(8,804)

The Company recorded a loan loss provision expense of $6.4 million in 2015, compared to loan loss provision reversals of $4.2 million and $8.8 million during 2014 and 2013, respectively.  The provision for loan losses over the past three years has been consistent with the overall credit quality metrics as reflected by nonperforming asset and classified loan levels.  Classified loans were $51.1 million at December 31, 2015, compared to $36.9 million and $46.5 million at December 31, 2014 and 2013,  respectively.  The increase in classified loans in 2015 was driven primarily by the addition of one large credit that had a specific reserve of $7.2 million at the end of 2015.

Nonperforming loans to total loans were 0.60%, 0.38%, and 0.67% at December 31, 2015, 2014 and 2013, respectively.   At December 31, 2015, the allowance for loan and credit losses was $40.7 million or 250.8% of nonperforming loans compared to $32.8 million or 357.9% of nonperforming loans at December 31, 2014.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2015, 2014, and 2013.

	For the year ended December 31,			2015 vs 2014		2014 vs 2013
NONINTEREST INCOME				Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Deposit service charges	$5,862	$5,598	$5,315	$264	4.7%	$283	5.3%
Investment advisory income	5,832	5,736	5,077	96	1.7%	659	13.0%
Insurance income	12,047	11,150	11,199	897	8.0%	(49)	(0.4)%
Other income	6,926	5,425	7,015	1,501	27.7%	(1,590)	(22.7)%
Total noninterest income	$30,667	$27,909	$28,606	$2,758	9.9%	$(697)	(2.4)%

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

Investment Advisory Income.  Investment advisory income increased $0.1 million or 1.7% to $5.8 million for the year ended December 31, 2015.  For the year ended December 31, 2014, advisory income increased $0.7 million or 13.0% to $5.7 million compared to 2013.  Revenues from this source are generally a function of the value of Assets Under Management (AUM) on the last day of each quarter.  Discretionary assets under management at December 31, 2015 and 2014 were $859.2 million. Average AUM during 2015 of $876.0 million was 3.8% higher than the $844.0 million average in 2014.  The equity markets have been volatile to start 2016, with most indexes declining in January.  If this trend continues, future investment advisory income will be adversely impacted.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C. Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  For the years ended December 31, 2015, 2014, and 2013, revenue earned from the insurance segment was composed of the following:

	2015	2014	2013
Benefits consulting	54.6%	53.1%	48.9%
Property and casualty	45.4%	46.9%	51.1%

From 2013 to 2015, the average P&C rate for the industry declined.  As our revenue is typically derived as percentage of the premium, this has negatively impacted revenue.  At the same time, the Company’s benefits consulting division has continued to grow.  The combination of these two factors has caused the shift in the percentage of revenue in the table above.

Other Income.  Other income is comprised of changes in the cash surrender value of BOLI, earnings on equity method investments, loan and commitment fees, merchant and bankcard fees, customer swap fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income increased $1.5 million to $6.9 million during the year ended December 31, 2015, compared to a $1.6 million decrease to $5.4 million during the year ended December 31, 2014.  In 2014, the Company realized a loss on equity method investments, causing most of the year-over-year variance.  Similarly, the loss on equity method investments caused the decline in 2014 compared to 2013.

Noninterest Expense.  The following table presents noninterest expense for the years ended December 31, 2015, 2014, and 2013.

	For the year ended December 31,			2015 vs 2014		2014 vs 2013
NONINTEREST EXPENSES				Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Salaries and employee benefits	$66,202	$62,882	$59,043	$3,320	5.3%	$3,839	6.5%
Stock-based compensation expense	3,324	3,126	2,710	198	6.3%	416	15.4%
Occupancy expenses, premises and equipment	13,079	13,100	12,831	(21)	(0.2)%	269	2.1%
Amortization of intangibles	600	597	662	3	0.5%	(65)	(9.8)%
FDIC and other assessments	1,813	1,737	1,690	76	4.4%	47	2.8%
Other real estate owned and loan workout costs	388	1,066	715	(678)	(63.6)%	351	49.1%
(Gain) loss on securities, other assets and other real estate owned	(369)	(2,597)	683	2,228	85.8%	(3,280)	(480.2)%
Other	15,140	14,225	12,578	915	6.4%	1,647	13.1%
Total noninterest expenses	$100,177	$94,136	$90,912	$6,041	6.4%	$3,224	3.5%

Our efficiency ratio on a taxable equivalent basis was 67.9% for the year ended December 31, 2015, compared to 70.3% and 70.9% for 2014 and 2013, respectively.  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.

In 2015, the Company was successful in improving its operating leverage by growing net interest income while limiting the growth in expenses.  The Company maintains its goal of reducing the efficiency ratio over the next few years and is committed to exploring cost-reduction strategies.  Further increases in the federal funds target rate by the FOMC will benefit the Company’s net interest income and efficiency ratio.

Salaries and Employee Benefits. Salaries and employee benefits, excluding share-based compensation, increased $3.3 million or 5.3% during the year ended December 31, 2015.  Included in the increase is approximately $1.0 million in severance the Company incurred in the fourth quarter of 2015 related to the termination of certain positions.  Salaries were also impacted by the annual cost of living and merit increases effective in the second quarter of 2015.

Salaries and employee benefits, excluding share-based compensation, increased $3.8 million or 6.5% during the year ended December 31, 2014.  The increase was the result of annual cost of living and merit increases effective in the second quarter of 2014 coupled with the full-year effect of 2013 staff additions from new bank locations.

The Company’s full-time equivalent employee base at the end of 2015 was 532 compared to 524 in 2014.

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

Occupancy Costs.  Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  Occupancy costs in 2015 were flat compared with 2014.  Occupancy costs in 2014 were slightly higher than 2013, increasing 2.1%.  On January 21, 2016, the Company signed a new lease agreement for its corporate headquarters, which will increase future occupancy costs.  Additionally, in January 2016 the Company closed a bank location with annual rent of $0.2 million in Arizona that it intends to sublease.

Amortization of Intangibles.  Amortization of intangible assets has declined over the past three years as certain assets have fully amortized, offset in part by amortization of newly acquired intangibles.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  FDIC and other assessments have slightly increased each year due to growth in the Company’s balance sheet.

Other Real Estate Owned and Loan Workout Costs. Carrying costs and workout expenses of nonperforming loans and OREO decreased $0.7 million in 2015 from 2014.  Total costs increased $0.4 million in 2014 compared to 2013.  These costs are related to the level of nonperforming assets and while costs increased in 2014 due to a single large project, the Company has seen a general decline in workout costs over recent years.

(Gain) Loss on Securities, Other Assets and Other Real Estate Owned. The Company recognized gains on securities, other assets and OREO of $0.4 million and $2.6 million in 2015 and 2014, respectively.  In 2013,  losses of $0.7 million were recognized.  The (gain) loss on securities, other assets and real estate owned was comprised of the following:

	(Gain) loss for the year ended December 31,			Increase (decrease)
(in thousands)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Investment securities	$(318)	$(1,154)	$(439)	$836	$(715)
OREO and repossessed assets	(69)	(1,459)	708	1,390	(2,167)
Other	18	16	414	2	(398)
	$(369)	$(2,597)	$683	$2,228	$(3,280)

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

Other Operating Expenses. Other operating expenses increased $0.9 million or 6.4% in 2015 and $1.6 million or 13.1% in 2014.  The increase was primarily due to a $1.0 million increase in contract and professional service costs.  The Company has continued to see an increase in this area due to ongoing regulatory compliance and information technology projects. The increase in 2014 was due primarily to higher marketing ($0.3 million), contract and professional service costs ($0.7 million) and negotiated settlements ($0.6 million).

Federal Income Taxes. The effective tax rate was 26.9%, 34.3%, and 33.0% for 2015, 2014, and 2013, respectively.  An increase in tax-exempt income on loans and municipal investments has reduced the effective tax rate in 2015.  In 2013, the Company made return-to-provision adjustments and derecognized estimated penalties and interest related to uncertain tax positions settled during the year, reducing tax expense by $0.5 million.

Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income are the primary activities impacting the effective tax rate in each year.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 19 to the consolidated financial statements for additional discussion regarding segments.  Certain financial metrics of each operating segment are presented below.

Commercial Banking.

	Commercial Banking			2015 vs 2014		2014 vs 2013
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Income Statement
Net interest income	$115,949	$109,494	$100,524	$6,455	5.9%	$8,970	8.9%
Provision for loan losses	6,837	(3,346)	(7,330)	10,183	304.3%	3,984	54.4%
Noninterest income	11,427	9,940	11,907	1,487	15.0%	(1,967)	(16.5)%
Noninterest expense	37,849	35,602	35,265	2,247	6.3%	337	1.0%
Provision for income taxes	27,679	30,926	30,049	(3,247)	(10.5)%	877	2.9%
Net income before management fees and overhead allocations	55,011	56,252	54,447	(1,241)	(2.2)%	1,805	3.3%
Management fees and overhead allocations, net of tax	25,225	23,988	22,313	1,237	5.2%	1,675	7.5%
Net income	$29,786	$32,264	$32,134	$(2,478)	(7.7)%	$130	0.4%

The Commercial Banking segment reported net income of $29.8 million and $32.3 million during 2015 and 2014, respectively. Lower net income in 2015 resulted from the higher provision for loan losses which increased $10.2 million in 2015 compared to 2014, more than offsetting higher net interest income and noninterest income. Average loans in 2015 grew 11%, driving higher net interest income while average yields on interest-earning assets declined 3 basis points.  The higher provision for loan losses in 2015 was largely driven by the impairment of a single loan during the fourth quarter as well as overall growth in the portfolio.  Noninterest expense for 2015 included a $1.0 million charge relating to severance payments incurred at the end of the year as several positions were eliminated in the segment.

The Commercial Banking segment reported net income of $32.3 million and $32.1 million during 2014 and 2013, respectively.  Net interest income increased $9.0 million on higher average loans, which grew 13% during 2014, and lower interest expense.  The average yield on interest-earning assets was stable year-over-year, while deposit and funding related interest expense fell 16 basis points.  The improvement in net interest income was offset by a reduction in the negative provision and lower noninterest income from equity method investments.

Fee-Based Lines.

	Fee-Based Lines			2015 vs 2014		2014 vs 2013
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Income Statement
Net interest income	$(42)	$(35)	$(50)	$(7)	(20.0)%	$15	30.0%
Noninterest income	17,879	16,886	16,272	993	5.9%	614	3.8%
Noninterest expense	16,331	15,140	14,508	1,191	7.9%	632	4.4%
Provision (benefit) for income taxes	643	690	769	(47)	(6.8)%	(79)	(10.3)%
Net income (loss) before management fees and overhead allocations	863	1,021	945	(158)	(15.5)%	76	8.0%
Income from discontinued operations	(71)	209	(679)	(280)	(134.0)%	888	130.8%
Management fees and overhead allocations, net of tax	1,334	1,115	959	219	19.6%	156	16.3%
Net income (loss)	$(542)	$115	$(693)	$(657)	(571.3)%	$808	116.6%

During the first quarter of 2015, the Company ceased operations of GMB, a provider of investment banking services that was a component of the Fee-Based Lines segment.  The decision was based in part by  increasing regulatory compliance costs related to maintaining GMB’s broker-dealer license and earnings volatility which was highly dependent on deal volume.  Results for GMB for all periods presented have been reclassified as discontinued operations.  See Note 2 to the consolidated financial statements for additional discussion of discontinued operations.

Net income from continuing operations in the Fee-Based Lines segment declined 15.5% in 2015 compared to 2014.  Noninterest income growth was driven primarily by insurance revenue which increased $0.9 million during the year.  AUM of $859.2 million at December 31, 2015 was unchanged from the end of 2014.  Noninterest expense in the segment is predominately compensation-related.  A large part of salary expense is variable and directly related to revenue.  Compensation costs in 2015 increased, in part,  due to higher revenue and investments in new personnel.  In addition, the segment also experienced a $0.1 million increase in professional and service contract expense in 2015 over 2014.

Net income for the segment improved $0.8 million over 2013 largely on higher investment banking income, now reported as discontinued operations. Net income from continuing operations during 2014 was stable compared to 2013. Improved noninterest income was due to higher investment advisory fees of $0.7 million.  AUM increased to $859.2 million at December 31, 2014, compared to $811.6 million at the end of 2013 while insurance revenue for the segment declined slightly for the year.  Compensation costs increased noninterest expense in 2014 due to higher revenue.

Corporate Support and Other.

	Corporate Support and Other			2015 vs 2014		2014 vs 2013
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2015	2014	2013	Amount	%	Amount	%
Income Statement
Net interest income	$(4,231)	$(3,571)	$(4,773)	$(660)	(18.5)%	$1,202	25.2%
Provision for loan losses	(417)	(809)	(1,474)	392	48.5%	665	45.1%
Noninterest income	1,361	1,083	427	278	25.7%	656	153.6%
Noninterest expense	45,997	43,394	41,139	2,603	6.0%	2,255	5.5%
Benefit for income taxes	(18,716)	(16,598)	(16,909)	(2,118)	(12.8)%	311	1.8%
Net loss before management fees and overhead allocations	(29,734)	(28,475)	(27,102)	(1,259)	(4.4)%	(1,373)	(5.1)%
Management fees and overhead allocations, net of tax	(26,559)	(25,103)	(23,272)	(1,456)	(5.8)%	(1,831)	(7.9)%
Net loss	$(3,175)	$(3,372)	$(3,830)	$197	5.8%	$458	12.0%

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

For the year ended December 31, 2015, the segment reported a net loss of $3.2 million, an improvement of $0.2 from the prior year.  Net interest expense for 2015 increased due the issuance of $60.0 million of Notes in June, leading to an incremental increase in interest expense of $1.8 million in 2015.  Proceeds of the issuance were used to redeem all $57.4 million of outstanding preferred stock issued under the U.S. Treasury’s SBLF program.  Offsetting higher interest costs was a recapture of $1.0 million of interest income relating to problem loan resolutions in the first quarter of 2015. Increased noninterest expense in 2015 is primarily compensation-related.

For the year ended December 31, 2014, the segment reported a net loss of $3.4 million, an improvement of $0.5 million from the prior year.  Net interest expense for 2014 decreased as the Company redeemed all $21.0 million of its 9% fixed-rate subordinated notes payable in the third quarter of 2013.  Noninterest income for 2014 relates to income earned from equity method investments held at the parent company.  Noninterest expense increase is primarily compensation-related.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $67.3 million at December 31, 2015, compared to $91.6 million at December 31, 2014.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 98.4% at December 31, 2015, from 96.5% at December 31, 2014.  At December 31, 2015 and 2014, the Company had $132.0 million and 112.5 million in outstanding wholesale borrowings, respectively.  Average wholesale borrowings were $62.3 million and $113.5 million during the years ended December 31, 2015 and 2014.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2015, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $155.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans.

Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at December 31, 2015, totaled $611.0 million or 18.9% of the Company’s earning assets.  Available funding is comprised of $155.0 million of federal fund lines and $456.0 million in secured FHLB borrowing capacity.  The Company had $67.5 million in securities available to be pledged as collateral for additional FHLB borrowings at December 31, 2015.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the Fee-Based Lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and notes payable, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.  In July 2015, the Company redeemed $57.4 million of preferred stock issued pursuant to the SBLF program.  The redemption was funded with proceeds from the June 2015 issuance of $60.0 million of Notes.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years.  In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2015, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its Fee-Based Lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 17 to the consolidated financial statements). The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At December 31, 2015, the Company had a liquidity position that exceeds the policy limit, and we believe the Company has the ability to continue paying dividends.

Net loss from discontinued operations for the year ended December 31, 2015 was $0.1 million and reasonably approximates the cash flows of those operations which are not separately stated in the Company’s consolidated statements of cash flows.

Shareholders’ equity was $273.5 million and $308.8 million at December 31, 2015 and 2014, respectively.  Changes in shareholders’ equity are due to the following:

	For the year ended December 31,
(in thousands)	2015	2014
Beginning balance	$308,769	$281,085
Stock-based compensation, net	4,382	3,729
Redemption of preferred stock	(57,366)	-
Dividends paid-common	(6,953)	(6,076)
Dividends paid-preferred	(320)	(574)
Other comprehensive income (loss), net of tax	(1,045)	1,598
Net income	26,069	29,007
Ending balance	$273,536	$308,769

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1”, “Additional Tier 1” and “Tier 2” capital elements. Common Equity Tier 1 is comprised of common stock, related surplus and retained earnings. Additional Tier 1 capital includes, with certain restrictions, noncumulative perpetual preferred stock, certain grandfathered regulatory capital instruments and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinated debt, certain maturing capital instruments, and the allowance for loan and credit losses. At December 31, 2015, the Bank and Holding Company were well-capitalized with all capital ratios exceeding the well-capitalized requirement. During the third quarter of 2015, the Company redeemed all 57,366 shares of the preferred stock issued through the SBLF using proceeds from the issuance of the Notes.  The preferred stock previously qualified as Tier 1 capital. The Notes issued in June 2015 qualify as additional Tier 2 capital.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at December 31, 2015 that are grandfathered under Basel III.  The rules for non-advanced approaches banks and financial institutions like the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

The Company’s consolidated financial statements do not reflect various off-balance sheet commitments that are made in the normal course of business, which may involve some liquidity risk.  Off-balance sheet arrangements are discussed in the following Contractual Obligations and Commitments section.  The Company has commitments to extend credit under lines of credit and stand-by letters of credit. The Company has also committed to investing in certain partnerships.  See the following section of this report and Note 16 to the consolidated financial statements for additional discussion on these commitments.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2015:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
FHLB overnight funds purchased (1)	$132,000	$-	$-	$-	$132,000
Repurchase agreements (1)	47,459	-	-	-	47,459
Operating lease obligations	4,557	6,489	3,894	692	15,632
Long-term debt obligations (2)(3)	7,274	14,547	13,294	152,056	187,171
Total contractual obligations	$191,290	$21,036	$17,188	$152,748	$382,262

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed-rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 to the consolidated financial statements) and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable-rate applicable to the junior subordinated debentures as of the date of this report is 2.83% and ranges from 2.05% to 3.48%.

(3)

Principal repayment of the Notes issued in June 2015 is assumed to be at the contractual maturity, currently beyond five years. Interest on the Notes is calculated at an annual fixed-rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to three-month LIBOR plus 317 basis points. No estimate of interest payments during the floating rate period is included in the preceding table.

The contractual amount of the Company's financial instruments with off-balance sheet risk, expiring by period at December 31, 2015, is presented below:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Unfunded loan commitments	$599,179	$255,871	$44,589	$8,418	$908,057
Standby letters of credit	23,522	5,293	930	510	30,255
Commercial letters of credit	58	-	-	-	58
Unfunded commitments for unconsolidated investments	6,351	-	-	-	6,351
Company guarantees	2,195	-	-	755	2,950
Total commitments	$631,305	$261,164	$45,519	$9,683	$947,671

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

Approximately $46.3 million of total commitments at December 31, 2015 represent commitments to extend credit at fixed-rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2015, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2015, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 25-50 basis point target federal funds rate at December 31, 2015, with prime set at 300 basis points above the FOMC target.  Accordingly, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2015 will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	- 200	- 100	0	+ 100	+ 200	+ 300
Impact on:
Net interest income	n/a	(2.0)%	-%	2.0%	4.4%	7.2%
Market value of equity	n/a	(18.8)%	-%	11.8%	20.6%	27.1%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2015, our cumulative interest rate gap was a positive 40.2%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2015. All amounts in the table are based on contractual repricing schedules, as adjusted for interest-rate hedges. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 to the consolidated financial statements.

	Estimated maturity or repricing at December 31, 2015
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$18,647	$-	$-	$-	$18,647
Fixed-rate loans, gross	34,727	66,434	554,719	386,076	1,041,956
Floating-rate loans, gross	927,980	54,936	587,105	87,228	1,657,249
Investment securities held to maturity and available for sale	1,741	95,004	237,390	166,216	500,351
Total interest-earning assets	$983,095	$216,374	$1,379,214	$639,520	$3,218,203

Interest-bearing liabilities:
Interest-bearing demand	$17,888	$53,663	$62,651	$451,322	$585,524
Money market	13,433	40,299	676,915	74,130	804,777
Savings	7	23	11	18,037	18,078
Time deposits under $100	8,020	12,133	2,253	70	22,476
Time deposits $100 and over	58,030	59,391	13,101	-	130,522
Securities sold under agreements to repurchase	47,459	-	-	-	47,459
Other short-term borrowings	132,000	-	-	-	132,000
Subordinated notes payable	-	-	-	59,031	59,031
Subordinated debentures	-	-	-	72,166	72,166
Total interest-bearing liabilities	$276,837	$165,509	$754,931	$674,756	$1,872,033

Interest rate gap	$706,258	$50,865	$624,283	$(35,236)	$1,346,170

Cumulative interest rate gap	$706,258	$757,123	$1,381,406	$1,346,170

Cumulative interest rate gap to total assets	21.07%	22.59%	41.21%	40.16%

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

The following table presents, at December 31, 2015, loans by maturity or repricing in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2015
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$496,353	$436,559	$242,467	$1,175,379
Real estate - mortgage	327,050	578,174	111,044	1,016,268
Construction & land	186,749	11,972	2,560	201,281
Consumer	72,955	96,992	83,370	253,317
Other	970	18,127	33,863	52,960
Total loans	$1,084,077	$1,141,824	$473,304	$2,699,205

Of the $1.62 billion of loans with maturities or repricing of one year or more, approximately $940.8 million were fixed-rate loans and $674.3 million were variable-rate loans at December 31, 2015.

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

Information on outstanding interest rate swaps at December 31, 2015 is as follows:

Swap Effective Date	Maturity date	Fixed-rate	Notional	Fair market value
(in thousands)
September 5, 2013	September 1, 2017	1.44%	$15,000	$137
November 8, 2013	November 1, 2018	1.44%	15,000	106
January 1, 2014	January 1, 2019	1.53%	15,000	137
January 9, 2014	January 1, 2018	1.31%	15,000	99
April 1, 2014	April 1, 2018	1.34%	15,000	99
Total			$75,000	$578

Since 2009, the Company has managed a series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions was to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements in effect at December 31, 2015, have a total notional value of $70.0 million, fix the interest rates between 5.0% and 6.0% and mature over varying lengths of time from seven to nine years.

The Company has initiated certain interest-rate swap transactions designated as fair value hedges under ASC 815.  The objective of these transactions is to exchange interest payments received on fixed-rate loans for variable-rate payments.  At December 31, 2015, the notional value of these swaps was $55.1 million.

During the years ended December 31, 2015, 2014 and 2013, net interest income decreased $2.0 million, $2.0 million and $2.6 million, respectively, from settlement of the interest-rate swaps.

The Company has initiated foreign exchange forward contracts to mitigate exposure to foreign exchange rate risk on foreign currency holdings.  Foreign currencies held include the British pound, Euro, Swiss franc, Mexican peso, Japanese yen, and Australian, New Zealand and Canadian dollars.  At December 31, 2015, the aggregate notional value of the foreign currency forwards was $8.3 million and all contracts settle within three months or less of date of this report.  The effect of foreign currency forwards on noninterest income was immaterial for the years ended December 31, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2015, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Shareholders (the 2016 Proxy Statement) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2016 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2016 Proxy Statement and is hereby incorporated by reference.

The Company has adopted a Code of Conduct and Ethics (Code of Conduct) that applies to the Company’s officers, directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller (collectively Company Associates), or persons performing similar functions. The Company has posted the Code of Conduct and will post any changes in or waivers of the Code of Conduct applicable to any Company Associate on its website at www.cobizfinancial.com.

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2015 and 2014;

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013;

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013;

Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014, and 2013;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013;

Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2015, 2014, and 2013.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Registrant.		SB-2	333-50037	3.1	4/14/1998
3.2	Amendment to Articles of Incorporation.		8-K	001-15955	3.2	3/23/2001
3.3	Amendment to Articles of Incorporation.		10-Q	001-15955	3.3	8/14/2002
3.4	Amendment to Articles of Incorporation.		DEF 14A	001-15955		4/14/2005
3.5	Amended and Restated Bylaws of the Registrant.		8-K	001-15955	3	12/18/2006
3.6	Amendment to Articles of Incorporation.		10-Q	001-15955	3.7	8/9/2007
3.7	Amendment to Articles of Incorporation.		8-K	001-15955	3.1	12/23/2008
3.8	Amendment to Articles of Incorporation.		8-K	001-15955	3.1	9/9/2011
3.9	Amendment to Articles of Incorporation		DEF 14A	001-15955		4/4/2014
4.1	Form of the Warrant to Purchase 895,968 shares of Common Stock originally issued December 19, 2008 to the United States Department of the Treasury (original warrant holder) and subsequently transferred on November 23, 2011 to CSS LLC.		10-K	001-15955	4.5	3/8/2012
4.2	Form of Subordinated Indenture, to be dated as of June 25, 2015.		8-K	001-15955	4.1	6/25/2015
4.3	Form of First Supplemental Indenture, to be dated as of June 25, 2015.		8-K	001-15955	4.2	6/25/2015
10.1	Employment Agreement, dated at March 1, 1995, by and between Equitable Bankshares of Colorado, Inc. and Jonathan C. Lorenz.		SB-2	333-50037	10.8	4/14/1998
10.2	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.		SB-2	333-50037	10.10	4/14/1998
10.3	Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated May 1, 1998.		10-QSB	000-24445	10.1	11/13/1998
10.4	First Amendment to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.		10-Q	001-15955	10.35	11/14/2000
10.5	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.		10-Q	001-15955	10.14	11/13/2003
10.6	Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.		10-K	001-15955	10.17	3/12/2004
10.7	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.		8-K	001-15955	10.1	11/24/2004

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.8	Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Jerry W. Chapman, Richard J. Dalton, Morgan Gust, Thomas M. Longust, Jonathan C. Lorenz, Evan Makovsky, Harold F. Mosanko, Robert B. Ostertag, Howard R. Ross, Noel N. Rothman, Timothy J. Travis, Mary Beth Vitale and Mary White.		8-K	001-15955	10	12/20/2006
10.9	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.		10-Q	001-15955	10.20	8/9/2006
10.10	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Jonathan C. Lorenz, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.		8-K	001-15955	99	3/20/2006
10.11	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.		10-K	001-15955	10.22	3/15/2007
10.12	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, and on October 27, 2011 for Bruce Schroffel.		8-K	001-15955	10.1	1/20/2009
10.13	Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.		10-K	001-15955	10.21	3/17/2008
10.14	Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.		8-K	001-15955	10.1 & 10.2	4/4/2008
10.15	Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.		10-Q	001-15955	10.1	7/29/2011
10.16	Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.		10-K	001-15955	10.29	3/8/2012
10.17	Incentive Compensation Plan for named executive officers.		8-K	001-15955	N/A	6/12/2012
10.18	Form of employment agreement, dated February 13, 2014, between CoBiz Financial Inc., and Chris Huss and Sue Hermann.		10-K	001-15955	10.23	2/14/2014
10.19	Amended and Restated 2005 Equity Incentive Plan		DEF 14A	001-15955		4/4/2014
10.20	CoBiz Financial Inc. Employee Stock Purchase Plan and Amendments		DEF 14A	001-15955		4/4/2014
10.21	Revolving credit agreement, dated June 19, 2015, between CoBiz Financial Inc. and U.S. Bank N.A.		8-K	001-15955		6/19/2015
10.22	Separation and Release agreement, dated December 31, 2015, by and between CoBiz Financial Inc. and Jonathan C. Lorenz.	X
10.23	Lease Agreement between Renshan L.P. and CoBiz Financial Inc. dated January 21, 2016.	X
14	Code of Conduct and Ethics.		10-K	001-15955	14	2/14/2014
21	List of subsidiaries.	X
23	Consent of Independent Registered Public Accounting firm (Crowe Horwath LLP).	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.	X
32.1	Section 1350 Certification of the Chief Executive Officer.	X
32.2	Section 1350 Certification of the Chief Financial Officer.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

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

Dated: February 12, 2016	CoBiz Financial Inc.

By: /s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert	Chairman of the Board and	February 12, 2016
Steven Bangert	Chief Executive Officer

/s/ Lyne B. Andrich	Executive Vice President and	February 12, 2016
Lyne B. Andrich	Chief Financial Officer

/s/ Troy R. Dumlao	Chief Accounting Officer	February 12, 2016
Troy R. Dumlao

/s/ Michael B. Burgamy	Director	February 12, 2016
Michael B. Burgamy

/s/ Evan Makovsky	Director	February 12, 2016
Evan Makovsky

/s/ Richard L. Monfort	Director	February 12, 2016
Richard L. Monfort

/s/ Douglas L. Polson	Director	February 12, 2016
Douglas L. Polson

/s/ Mary K. Rhinehart	Director	February 12, 2016
Mary K. Rhinehart

/s/ Noel N. Rothman	Director	February 12, 2016
Noel N. Rothman

/s/ Bruce H. Schroffel	Director	February 12, 2016
Bruce H. Schroffel

/s/ Timothy J. Travis	Director	February 12, 2016
Timothy J. Travis

/s/ Mary Beth Vitale	Director	February 12, 2016
Mary Beth Vitale

/s/ Mary M. White	Director	February 12, 2016
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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the 2015 consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2015, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited CoBiz Financial Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows of CoBiz Financial Inc. and Subsidiaries and our report dated February 12, 2016 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 12, 2016

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2015 AND 2014

(in thousands, except share and per share amounts)	2015	2014
Assets
Cash and due from banks	$48,665	$54,629
Interest-bearing deposits and federal funds sold	18,647	36,936
Total cash and cash equivalents	67,312	91,565
Investment securities available for sale (cost of $150,905 and $448,253, respectively)	153,685	459,815
Investment securities held to maturity (fair value of $345,576 and $13,616, respectively)	346,666	13,329
Other investments	12,461	11,477
Total investments	512,812	484,621
Loans - net of allowance for loan losses of $40,686 and $32,765, respectively	2,658,519	2,372,810
Intangible assets - net of amortization of $6,504 and $6,197, respectively	1,926	2,526
Bank-owned life insurance	49,373	48,040
Premises and equipment - net of depreciation of $39,504 and $37,953, respectively	6,122	7,250
Accrued interest receivable	10,362	9,617
Deferred income taxes, net	22,221	20,008
Other real estate owned - net of valuation allowance of $8,666 and $8,760, respectively	5,079	5,819
Other	18,041	19,910
TOTAL ASSETS	$3,351,767	$3,062,166

Liabilities
Deposits
Noninterest-bearing demand	$1,180,335	$1,073,164
Interest-bearing demand	585,524	531,365
Money market	804,777	661,519
Savings	18,078	15,236
Certificates of deposits	152,998	211,007
Total deposits	2,741,712	2,492,291
Securities sold under agreements to repurchase	47,459	49,976
Other short-term borrowings	132,000	112,469
Accrued interest and other liabilities	25,863	26,495
Subordinated notes payable - net of unamortized discount and issuance costs of $969 and $0, respectively	59,031	-
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,078,231	2,753,397

Commitments and contingencies - see note 16

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 0 and 57,366 issued and outstanding ($0 and $57,366 liquidation value, respectively)	-	1
Common stock, $.01 par value; 100,000,000 shares authorized; 41,122,119 and 40,770,390 issued and outstanding, respectively	406	401
Additional paid-in capital	192,768	245,020
Accumulated earnings	77,079	59,019
Accumulated other comprehensive income (AOCI), net of income tax of $2,013 and $2,655, respectively	3,283	4,328
TOTAL SHAREHOLDERS' EQUITY	273,536	308,769
TOTAL LIABILITIES AND EQUITY	$3,351,767	$3,062,166

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015,  2014 AND 2013

(in thousands, except per share amounts)	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans	$107,622	$98,627	$89,071
Interest and dividends on investment securities:
Taxable securities	12,487	14,810	16,607
Nontaxable securities	609	271	38
Dividends on securities	432	507	294
Interest on federal funds sold and other	116	102	117
Total interest income	121,266	114,317	106,127
INTEREST EXPENSE:
Interest on deposits	3,640	3,866	4,616
Interest on short-term borrowings and securities sold under agreements to repurchase	214	441	450
Interest on subordinated debentures and notes payable	5,736	4,122	5,360
Total interest expense	9,590	8,429	10,426
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	111,676	105,888	95,701
Provision for loan losses	6,420	(4,155)	(8,804)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	105,256	110,043	104,505
NONINTEREST INCOME:
Service charges	5,862	5,598	5,315
Investment advisory income	5,832	5,736	5,077
Insurance income	12,047	11,150	11,199
Other income	6,926	5,425	7,015
Total noninterest income	30,667	27,909	28,606
NONINTEREST EXPENSE:
Salaries and employee benefits	69,526	66,008	61,753
Occupancy expenses, premises and equipment	13,079	13,100	12,831
Amortization of intangibles	600	597	662
FDIC and other assessments	1,813	1,737	1,690
Other real estate owned and loan workout costs	388	1,066	715
Net (gain) loss on securities, other assets and other real estate owned	(369)	(2,597)	683
Other expense	15,140	14,225	12,578
Total noninterest expense	100,177	94,136	90,912
INCOME BEFORE INCOME TAXES	35,746	43,816	42,199
Provision for income taxes	9,606	15,018	13,909
NET INCOME FROM CONTINUING OPERATIONS	26,140	28,798	28,290
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(113)	338	(1,151)
Provision (benefit) for income taxes	(42)	129	(472)
Net income (loss) from discontinued operations	(71)	209	(679)
NET INCOME	$26,069	$29,007	$27,611

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$25,749	$28,433	$26,667

EARNINGS PER COMMON SHARE:
Basic - Continuing	$0.63	$0.69	$0.68
Diluted - Continuing	$0.62	$0.69	$0.68
Basic - Discontinued	$-	$0.01	$(0.02)
Diluted - Discontinued	$-	$0.01	$(0.02)
Basic	$0.63	$0.70	$0.66
Diluted	$0.62	$0.70	$0.66

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015,  2014 AND 2013

(in thousands)	2015	2014	2013
Net income	$26,069	$29,007	$27,611
Other comprehensive income items:
Available for sale securities:
Net unrealized gain (loss)	358	4,491	(8,183)
Reclassification to operations	(318)	(1,154)	(439)
Net unrealized holding gains transferred to held to maturity	(8,821)	-	-
	(8,781)	3,337	(8,622)
Held to maturity securities:
Net unrealized gain on securities transferred	8,821	-	-
Reclassification to operations	(1,904)	-	-
	6,917	-	-
Cash flow hedges:
Net unrealized gain (loss)	(905)	(2,067)	3,126
Reclassification to operations	1,082	1,310	2,095
	177	(757)	5,221
Total other comprehensive income items	$(1,687)	$2,580	$(3,401)

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$136	$1,708	$(3,110)
Reclassification to operations	(121)	(439)	(167)
Net unrealized holding gains transferred to held to maturity	(3,352)	-	-
	(3,337)	1,269	(3,277)
Held to maturity securities:
Net unrealized gain on securities transferred	3,352	-	-
Reclassification to operations	(724)	-	-
	2,628	-	-
Cash flow hedges:
Net unrealized gain (loss)	(344)	(785)	1,188
Reclassification to operations	411	498	796
	67	(287)	1,984
Total income tax provision	$(642)	$982	$(1,293)
Other comprehensive income (loss), net of tax	(1,045)	1,598	(2,108)
Comprehensive income	$25,024	$30,605	$25,503

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015,  2014 AND 2013

		CoBiz Financial Inc. Shareholders
		Preferred Stock		Common Stock
		Shares				Additional	Retained	Accumulated
		Issued		Shares		Paid-In	Earnings	Comprehensive
(in thousands, except share and per share amounts)	Total	(Redeemed)	Amount	Issued	Amount	Capital	(Deficit)	Income
BALANCE - December 31, 2012	$257,051	57,366	$1	39,789,759	$391	$236,384	$15,437	$4,838

Options exercised	1,560	-	-	240,683	2	1,558	-	-
Employee stock purchase plan	400	-	-	47,296	1	399	-	-
Shares withheld in net settlement of restricted stock	(297)	-	-	(35,256)	3	(300)	-	-
Restricted stock awards, net of forfeitures	-	-	-	325,526	-	-	-	-
Stock-based compensation expense	2,742	-	-	-	-	2,742	-	-
Tax deficit from stock-based compensation	(123)	-	-	-	-	(123)	-	-
Dividends paid-common ($0.12 per share)	(4,807)	-	-	-	-	-	(4,807)	-
Dividends paid/accumulated-preferred stock (1.6% on $1,000 per share liquidation value)	(944)	-	-	-	-	-	(944)	-
Other comprehensive loss, net of income taxes of $1,293	(2,108)	-	-	-	-	-	-	(2,108)
Net income	27,611	-	-	-	-	-	27,611	-
BALANCE - December 31, 2013	281,085	57,366	1	40,368,008	397	240,660	37,297	2,730

Options exercised	1,116	-	-	154,091	4	1,112	-	-
Employee stock purchase plan	454	-	-	43,449	1	453	-	-
Shares withheld in net settlement of restricted stock	(1,045)	-	-	(92,340)	(1)	(409)	(635)	-
Restricted stock awards, net of forfeitures	-	-	-	297,182	-	-	-	-
Stock-based compensation expense	3,141	-	-	-	-	3,141	-	-
Tax benefit from stock-based compensation	63	-	-	-	-	63	-	-
Dividends paid-common ($0.15 per share)	(6,076)	-	-	-	-	-	(6,076)	-
Dividends paid/accumulated-preferred stock (1.0% on $1,000 per share liquidation value)	(574)	-	-	-	-	-	(574)	-
Other comprehensive income, net of income taxes of $(982)	1,598	-	-	-	-	-	-	1,598
Net income	29,007	-	-	-	-	-	29,007	-
BALANCE - December 31, 2014	308,769	57,366	1	40,770,390	401	245,020	59,019	4,328

Options exercised	1,275	-	-	166,589	5	1,270	-	-
Employee stock purchase plan	458	-	-	39,309	1	457	-	-
Shares withheld in net settlement of restricted stock	(1,207)	-	-	(103,763)	(1)	(470)	(736)	-
Restricted stock awards, net of forfeitures	-	-	-	249,594	-	-	-	-
Stock-based compensation expense	3,324	-	-	-	-	3,324	-	-
Tax benefit from stock-based compensation	532	-	-	-	-	532	-	-
Redemption of preferred stock	(57,366)	(57,366)	(1)	-	-	(57,365)	-	-
Dividends paid-common ($0.17 per share)	(6,953)	-	-	-	-	-	(6,953)	-
Dividends paid/accumulated-preferred stock (1.0% on $1,000 per share liquidation value)	(320)	-	-	-	-	-	(320)	-
Other comprehensive loss, net of income taxes of $642	(1,045)	-	-	-	-	-	-	(1,045)
Net income	26,069	-	-	-	-	-	26,069	-
BALANCE - December 31, 2015	$273,536	-	$-	41,122,119	$406	$192,768	$77,079	$3,283

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015,  2014 AND 2013

	For the year ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,069	$29,007	$27,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,112	3,309	5,908
Provision for loan and credit losses	6,420	(4,155)	(8,804)
Stock-based compensation	3,324	3,141	2,742
Federal Home Loan Bank stock dividend	(186)	(268)	(60)
Deferred income taxes	(1,572)	5,519	4,782
Bank-owned life insurance	(1,334)	(1,271)	(1,295)
Net (gain) loss on securities, other assets and other real estate owned	(369)	(2,618)	683
Other operating activities, net	(1,575)	(625)	(2,080)
Changes in operating assets and liabilities:
Other assets	(529)	(1,393)	2,898
Other liabilities	(237)	(3,375)	(5,634)
Net cash provided by operating activities	34,123	27,271	26,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(13,765)	(20,859)	(2,992)
Proceeds from other investments	14,428	19,456	4,100
Purchase of investment securities available for sale	(28,049)	(13,053)	(139,628)
Purchase of investment securities held to maturity	(108,052)	-	(7,765)
Proceeds from sale of investment securities available for sale	-	11,590	-
Maturity, call and principal payments on investment securities available for sale	36,919	83,515	146,540
Maturity, call and principal payment on investment securities held to maturity	68,960	34	30
Restricted cash	-	-	4,540
Acquisition of client relationships	(75)	(250)	-
Purchase of bank-owned life insurance	-	(3,335)	-
Net proceeds from sale of loans, OREO and repossessed assets	2,499	12,392	11,266
Loan originations and repayments, net	(291,573)	(326,658)	(165,813)
Purchase of premises and equipment	(1,547)	(4,226)	(1,956)
Other investing activities, net	-	(1,976)	24
Net cash used in investing activities	(320,255)	(243,370)	(151,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	307,430	247,564	164,829
Net decrease in certificates of deposits	(58,009)	(34,310)	(15,052)
Net increase in short-term borrowings	19,531	112,469	-
Net increase (decrease) in securities sold under agreements to repurchase	(2,517)	(88,518)	10,607
Redemption of subordinated notes payable	-	-	(20,984)
Proceeds from issuance of subordinated notes payable	59,250	-	-
Proceeds from issuance of common stock	1,733	1,570	1,960
Taxes paid in net settlement of restricted stock	(1,207)	(1,045)	(297)
Redemption of preferred stock	(57,366)	-	-
Dividends paid on common stock	(6,953)	(6,076)	(4,820)
Dividends paid on preferred stock	(463)	(574)	(1,465)
Other financing activities, net	450	556	260
Net cash provided by financing activities	261,879	231,636	135,038

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,253)	15,537	10,135
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,565	76,028	65,893
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,312	$91,565	$76,028

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2015,  2014 AND 2013

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

Organization - The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and five (excluding one bank closed in January 2016) in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.  CoBiz GMB, Inc. provided investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB), until its discontinuation on March 31, 2015. The operating results of GMB have been retrospectively presented as discontinued operations for all periods presented.  See Note 2 – Discontinued Operations for additional information on the discontinued operations of GMB and the two lines of the Wealth Management Division.

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

Reclassifications – Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to current year presentation including: the effects of discontinued operations and the aggregation of certain line items in the consolidated statements of cash flows.  Refer to Note 2 – Discontinued Operations for additional information.

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at December 31, 2015 or December 31, 2014.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City to meet certain regulatory reserve balance requirements.  At December 31, 2015 and 2014, the Company had reserve requirements of $18.2 million and $13.4 million, respectively.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Cash paid during the period for:
Interest	$9,256	$8,295	$10,409
Income taxes, net	9,919	11,061	11,197

Other noncash activities:
Loans transferred to held for sale	1,628	7,087	8,044
Loans transferred to OREO	-	2,660	449
Financed sales of OREO and loans held for sale	-	-	2,000
Trade date accounting for investment securities	795	-	-
Available for sale securities transferred to held to maturity	288,598	-	-

Restricted Cash – Restricted cash consists of cash deposits that are contractually restricted as collateral for outstanding letters of credit.  There was no restricted cash at December 31, 2015 and 2014.

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At December 31, 2015 and 2014, the Company had no trading securities.

Available for sale securities consist of bonds, notes and debentures (including corporate debt and TPS) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.

Investment securities held to maturity consist of residential mortgage-backed securities (MBS), bonds, notes, debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

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

Other Assets – Included in other assets are certain investments, where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method.  The Funds are equity method investments licensed as Small Business Investment Companies that invest primarily in subordinated debt securities.  In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments.  There were no significant transactions between the Company and the Funds for the years ended December 31, 2015,  2014, and 2013.  The Company recognized income (loss) from the Funds of $1.3 million, $(0.1) million, and $0.9 million for the years ended December 31, 2015,  2014, and 2013, respectively, which is included in “Other Income” in the consolidated statements of income.

Repossessed Assets – Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets are reported in the consolidated balance sheets under the caption “Other Assets.”  There were no repossessed assets at December 31, 2015 and 2014.

Other Real Estate Owned (OREO) – OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell.  Subsequent declines in value are charged to operations.  Activity in the valuation allowance on OREO for the years ended December 31, 2015,  2014, and 2013 is as follows:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Beginning balance	$8,760	$8,674	$8,055
Additions	33	398	2,185
Deductions due to sales	(127)	(312)	(1,566)
Ending balance	$8,666	$8,760	$8,674

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

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans.  These instruments are accounted for as fair value hedges in accordance with ASC 815.  The net cash flows from the cash flow and fair value hedges are classified in operating activities within the consolidated statements of cash flows with the hedged items.  The Company also has a derivative program that offers interest-rate caps, floors, swaps and collars to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement.  The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions.  FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments.  See Note 10 – Derivatives.

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

Income From Discontinued Operations, Net of Income Taxes – Income from discontinued operations, net of income taxes for the years ended December 31, 2015, 2014, and 2013 includes the closure of GMB and two other lines of business, which is discussed in Note 2 – Discontinued Operations.

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

Recent Accounting Pronouncements — In August 2015, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606) (ASU 2015-14).  In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an original effective date for annual reporting periods beginning after December 15, 2016.  The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2015-14 deferred the effective date of ASU 2014-09 to annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the effects of ASU 2015-14 on its financial statements and disclosures, if any.  Preliminarily, the Company expects ASU 2015-14 to have more of an impact to the Fee-Based Lines segment rather than Commercial Banking segment, which generates the majority of the Company’s revenue.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01  include the following:   1)  Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3)  Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4)  Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures, if any.

2. Discontinued Operations

During the first quarter of 2015, the Company ceased operations of GMB due to increasing regulatory compliance costs and in order to focus on activities that provide recurring revenue.  The net carrying value of the assets and liabilities of GMB was $0.8 million and were transferred to the parent Company at the end of the first quarter of 2015.  The results of operations for GMB have been retrospectively presented as discontinued operations in all periods presented.

During the fourth quarter of 2012, the Company made the decision to close its trust department and sell its wealth transfer business.  Both of these lines were within the Wealth Management division.    The operating results associated with the trust and wealth transfer lines have been retrospectively presented as discontinued operations in all periods presented.

The table below presents the results of the discontinued operations of GMB, trust and wealth transfer for the years ended December 31, 2015, 2014, and 2013.  Net income (loss) before income taxes approximates total cash flows from operating activities of the discontinued operations.  Cash flows from investing activities were not material.

	For the year ended December 31,
(in thousands)	2015	2014	2013
Noninterest income	$623	$4,166	$2,639
Noninterest expense	736	3,828	3,790
Income (loss) before income taxes	(113)	338	(1,151)
Provision (benefit) for income taxes	(42)	129	(472)
Net income (loss) from discontinued operations	$(71)	$209	$(679)

3. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Mortgage-backed securities	$-	$-	$-	$-	$275,855	$8,052	$403	$283,504
Trust preferred securities	44,845	1,684	446	46,083	57,974	2,127	446	59,655
Corporate debt securities	102,273	1,632	169	103,736	99,249	2,186	225	101,210
Municipal securities	3,787	99	20	3,866	15,175	280	9	15,446
Total AFS	$150,905	$3,415	$635	$153,685	$448,253	$12,645	$1,083	$459,815
Held to maturity securities (HTM):
Mortgage-backed securities	$312,658	$99	$2,059	$310,698	$140	$4	$-	$144
Trust preferred securities	10,524	816	85	11,255	13,189	294	11	13,472
Municipal securities	23,484	151	12	23,623	-	-	-	-
Total HTM	$346,666	$1,066	$2,156	$345,576	$13,329	$298	$11	$13,616

During the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and fair value of $288.6 million from AFS to HTM.  The Company believes the HTM category is more consistent with the Company’s intent for these securities.  Transfers of securities from AFS to HTM were made at fair value at the time of transfer.  The unamortized portion of the $8.8 million unrealized holding gain at the time of transfer is retained in AOCI and in the carrying value of HTM securities.  Accordingly, the balance of HTM securities in the “Amortized cost” column in the table above includes a net unamortized unrealized gain of $6.9 million at December 31, 2015.  Such amounts are amortized over the remaining life of the securities.

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Proceeds	$-	$11,590	$-
Gains	343	1,242	552
Losses	(25)	(88)	(113)

The amortized cost and estimated fair value of investments in debt securities at December 31, 2015, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$13,118	$13,216	$-	$-
Due after one year through five years	74,588	75,647	17,768	17,862
Due after five years through ten years	18,353	18,739	5,146	5,190
Due after ten years	44,846	46,083	11,094	11,826
Mortgage-backed securities	-	-	312,658	310,698
	$150,905	$153,685	$346,666	$345,576

Investment securities with a fair value of $157.3 million and $171.1 million were pledged to secure public deposits of $113.6 million and $122.3 million at December 31, 2015 and 2014, respectively.

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

There were 168 and 24 securities in the tables below at December 31, 2015 and 2014, respectively, in an unrealized loss position.

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$15,294	$439	$995	$7	$16,289	$446
Corporate debt securities	33,591	169	-	-	33,591	169
Municipal securities	431	20	-	-	431	20
Total AFS	$49,316	$628	$995	$7	$50,311	$635

HTM
Mortgage-backed securities	$281,547	$2,059	$-	$-	$281,547	$2,059
Trust preferred securities	-	-	780	85	780	85
Municipal securities	2,604	12	-	-	2,604	12
Total HTM	$284,151	$2,071	$780	$85	$284,931	$2,156

	December 31, 2014
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Mortgage-backed securities	$9,699	$12	$26,470	$391	$36,169	$403
Trust preferred securities	17,175	48	6,145	398	23,320	446
Corporate debt securities	5,856	117	4,924	108	10,780	225
Municipal securities	773	9	-	-	773	9
Total AFS	$33,503	$186	$37,539	$897	$71,042	$1,083

HTM
Trust preferred securities	$845	$11	$-	$-	$845	$11

There was no OTTI recognized in earnings during the years ended December 31, 2015, 2014, and 2013.

Other investments at December 31, 2015 and 2014, consist of the following:

	December 31,
(in thousands)	2015	2014
Bank stocks — at cost	$10,289	$9,305
Investment in statutory trusts — equity method	2,172	2,172
	$12,461	$11,477

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2015 and 2014, did not consider the investment to be other-than-temporarily impaired.

4. Loans

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its allowance for loan and credit losses. Classes are a disaggregation of the portfolio segments.  The Company’s loan portfolio segments are:

•

Commercial loans – Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries.  The Bank’s areas of emphasis in commercial lending include, but are not limited to, loans to wholesalers, manufacturers, municipalities, and construction and business services companies.  Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees.  Risk arises primarily due to a difference between expected and actual cash flows of the borrowers.  However, the recoverability of the Company’s investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans.  The fair value of the collateral securing these loans may fluctuate as market conditions change.  In the case of loans secured by accounts receivable, the recovery of the Company’s investment is dependent upon the borrowers’ ability to collect amounts due from its customers.

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at December 31, 2015 and 2014 were as follows:

	December 31,
(in thousands)	2015	2014
Commercial	$1,174,570	$977,628
Real estate - mortgage	1,017,072	990,594
Construction & land	202,011	182,869
Consumer	253,240	207,921
Other	52,616	47,904
Loans held for investment	2,699,509	2,406,916

Allowance for loan losses	(40,686)	(32,765)
Unearned net loan fees	(304)	(1,341)
Total net loans	$2,658,519	$2,372,810

At December 31, 2015 and 2014, overdraft demand deposits totaling $0.2 million and $0.9 million, respectively, were reclassified from deposits to loans.

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

The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2015 and 2014 is summarized below:

	At December 31, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$132,083	$2,967	$135,050
Finance and insurance	64,243	36	64,279
Health care	126,049	462	126,511
Real estate services	117,283	1,580	118,863
Construction	56,581	1,325	57,906
Public administration	211,373	9,739	221,112
Other	425,233	25,616	450,849
	1,132,845	41,725	1,174,570
Real estate - mortgage
Residential & commercial owner-occupied	431,805	5,050	436,855
Residential & commercial investor	577,835	1,057	578,892
Other	1,325	-	1,325
	1,010,965	6,107	1,017,072

Construction & land	201,984	27	202,011

Consumer	252,869	371	253,240
Other	49,768	2,848	52,616
Total loans held for investment	$2,648,431	$51,078	$2,699,509
Unearned net loan fees			(304)
Net loans held for investment			$2,699,205

	At December 31, 2014
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,617	$4,501	$126,118
Finance and insurance	80,948	99	81,047
Health care	91,631	180	91,811
Real estate services	110,031	2,357	112,388
Construction	53,513	2,982	56,495
Public administration	178,653	-	178,653
Other	325,495	5,621	331,116
	961,888	15,740	977,628
Real estate - mortgage
Residential & commercial owner-occupied	409,659	12,749	422,408
Residential & commercial investor	563,657	4,349	568,006
Other	180	-	180
	973,496	17,098	990,594

Construction & land	181,641	1,228	182,869

Consumer	205,131	2,790	207,921
Other	47,820	84	47,904
Total loans held for investment	$2,369,976	$36,940	$2,406,916
Unearned net loan fees			(1,341)
Net loans held for investment			$2,405,575

Transactions in the ALL by segment for the years ended December 31, 2015 and 2014 are summarized below:

	For the year ended
	December 31,
(in thousands)	2015	2014
Allowance for loan losses, beginning of period
Commercial	$14,614	$14,103
Real estate - mortgage	12,463	14,919
Construction & land	2,316	3,346
Consumer	2,329	2,471
Other	488	479
Unallocated	555	1,732
Total	32,765	37,050

Provision
Commercial	$9,950	$2,094
Real estate - mortgage	(3,017)	(2,839)
Construction & land	(1,253)	(2,499)
Consumer	374	257
Other	168	9
Unallocated	198	(1,177)
Total	6,420	(4,155)

Charge-offs
Commercial	$(588)	$(1,956)
Real estate - mortgage	(186)	(52)
Construction & land	(107)	(50)
Consumer	(130)	(453)
Other	(285)	(6)
Total	(1,296)	(2,517)

Recoveries
Commercial	$239	$373
Real estate - mortgage	1,112	435
Construction & land	1,155	1,519
Consumer	19	54
Other	272	6
Total	2,797	2,387

Allowance for loan losses, end of period
Commercial	$24,215	$14,614
Real estate - mortgage	10,372	12,463
Construction & land	2,111	2,316
Consumer	2,592	2,329
Other	643	488
Unallocated	753	555
Total	$40,686	$32,765

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

The following tables summarize loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At December 31, 2015				At December 31, 2014
	Individually				Individually
	evaluated for		Collectively evaluated for		evaluated for		Collectively evaluated for
	impairment		impairment		impairment		impairment
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
	held for	loan for	held for	loan for	held for	loan for	held for	loan for
(in thousands)	investment	losses	investment	losses	investment	losses	investment	losses
Commercial	$33,927	$10,975	$1,141,452	$13,240	$20,415	$3,441	$957,284	$11,173
Real estate - mortgage	6,521	320	1,009,747	10,052	17,803	281	971,916	12,182
Construction & land	2,610	192	198,671	1,919	4,004	280	177,860	2,036
Consumer	855	56	252,462	2,536	2,506	139	205,449	2,190
Other	-	-	52,960	643	84	6	48,254	482
Unallocated	-	-	-	753	-	-	-	555
Total	$43,913	$11,543	$2,655,292	$29,143	$44,812	$4,147	$2,360,763	$28,618

Information on impaired loans at December 31, 2015 and 2014 is reported in the following tables:

	At December 31, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,002	$4,795	$4,795	$-	$476
Finance and insurance	36	36	36	-	36
Healthcare	125	125	125	-	9
Real estate services	7,638	7,638	7,638	-	559
Construction	1,906	1,874	1,874	-	309
Other	20,847	19,459	19,451	8	9,586
	35,554	33,927	33,919	8	10,975
Real estate - mortgage
Residential & commercial owner-occupied	1,790	1,790	1,479	311	185
Residential & commercial investor	4,731	4,731	4,731	-	135
	6,521	6,521	6,210	311	320

Construction & land	2,643	2,610	2,583	27	192

Consumer	855	855	746	109	56
Total	$45,573	$43,913	$43,458	$455	$11,543

	At December 31, 2014
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,169	$4,887	$4,833	$54	$431
Finance and insurance	99	99	99	-	53
Healthcare	140	140	140	-	9
Real estate services	8,469	8,469	8,469	-	782
Construction	2,050	2,050	1,961	89	296
Other	5,702	4,770	4,411	359	1,870
	21,629	20,415	19,913	502	3,441
Real estate - mortgage
Residential & commercial owner-occupied	3,063	3,050	1,183	1,867	117
Residential & commercial investor	6,210	6,210	4,885	1,325	164
	9,273	9,260	6,068	3,192	281

Construction & land	4,038	4,004	3,325	679	280

Consumer	2,506	2,506	494	2,012	139
Other	84	84	84	-	6
Total	$37,530	$36,269	$29,884	$6,385	$4,147

(1)

Recorded investment in impaired loans in this table may not agree to loans individually evaluated for impairment disclosed in the previous table due to certain loans being excluded pursuant to ASC 310-40-50-2.

	For the year ended December 31,
	2015		2014		2013
	Average		Average		Average
	recorded		recorded		recorded
	investment	Interest	investment	Interest	investment	Interest
	in impaired	income	in impaired	income	in impaired	income
(in thousands)	loans	recognized	loans	recognized	loans	recognized
Commercial
Manufacturing	$5,643	$306	$4,244	$299	$5,027	$331
Finance and insurance	164	24	307	13	671	30
Healthcare	33	11	205	13	263	14
Real estate services	8,006	283	6,416	281	8,256	326
Construction	1,666	106	1,604	158	2,625	251
Other	7,507	1,034	3,807	349	2,256	151
	23,019	1,764	16,583	1,113	19,098	1,103
Real estate - mortgage
Residential & commercial owner-occupied	1,762	130	4,102	176	8,915	162
Residential & commercial investor	5,104	182	7,062	247	12,638	275
	6,866	312	11,164	423	21,553	437

Construction & land	2,935	104	5,957	166	9,042	499

Consumer	1,444	202	1,362	93	1,184	61
Other	26	11	51	1	-	-
Total	$34,290	$2,393	$35,117	$1,796	$50,877	$2,100

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan pursuant to ASC 310-10-35-16 and are subject to disclosure requirement under ASC 310-10-50-15.  Interest income disclosed represents income recognized during the year ended December 31, 2015 on impaired loans, regardless of when the loans became impaired.  Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2015, 2014, and 2013 was immaterial.

Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2015,  2014, and 2013 was $0.2 million, $0.3 million, and $0.6 million, respectively.

The table below summarizes transactions as it relates to troubled debt restructurings for the year ended December 31, 2015:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2014	$27,275	$2,915	$30,190
New restructurings	9,376	11,637	21,013
Change in accrual status	(1,931)	1,931	-
Paydowns	(6,524)	(2,446)	(8,970)
Net charge-offs	-	(200)	(200)
Ending balance at December 31, 2015	$28,196	$13,837	$42,033

New restructurings in 2015 in the table above include one loan in the nonperforming category that totaled $11.2 million.  This loan (which is also included in the “Other” category in the following table) represents 53.3% of the total restructurings in 2015.  This loan is also a nonaccrual loan at the end of 2015.  The Company has recorded a specific reserve on this loan of $7.2 million that was the primary driver of the provision for loan losses in the Commercial category during 2015.

The below table provides information regarding troubled debt restructurings that occurred during years ended December 31, 2015 and 2014, and 2013.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The tables below do not include loans restructured and paid-off during the periods presented.

	For the year ended December 31, 2015			For the year ended December 31, 2014
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	2	$491	$437	3	$1,611	$1,318
Health care	1	200	125	-	-	-
Real estate services	-	-	-	4	1,171	1,024
Construction	3	1,738	1,029	5	2,784	1,478
Other	15	19,809	15,975	8	2,092	1,454
	21	22,238	17,566	20	7,658	5,274

Real estate - mortgage
Residential & commercial owner-occupied	1	1,000	1,000	1	29	28

Construction & land	-	-	-	1	121	95

Consumer	1	148	130	1	93	89
Other	-	-	-	1	91	84
Total	23	$23,386	$18,696	24	$7,992	$5,570

	For the year ended December 31, 2013
		Pre-modification	Post-modification
		outstanding	outstanding
	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment
Commercial
Manufacturing	4	$791	$723
Real estate services	1	30	55
Construction	4	198	153
Other	14	3,689	2,200
	23	4,708	3,131

Real estate - mortgage
Residential & commercial owner-occupied	4	3,221	2,580

Construction & land	1	2,615	2,615

Other	2	87	84
Total	30	$10,631	$8,410

Troubled debt restructurings during the year ended December 31, 2015 and 2014 and 2013, resulted primarily from the extension of repayment terms and interest rate reductions.  For the year ended December 31, 2015, the Company did not recognize any charge-offs in conjunction with current period troubled debt restructurings while for the years ended December 31, 2014 and 2013, the Company recognized $0.4 million in charge-offs.

Loans modified as troubled debt restructurings within the previous twelve months having a payment default during the years ended December 31, 2015 and 2014, are included below.

	At December 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
Troubled debt restructurings that subsequently defaulted ($ in thousands)	contracts	investment	contracts	investment
Other	-	-	1	84
Total	-	-	1	84

At December 31, 2015 and 2014 there were $1.7 million and $2.4 million in outstanding commitments on restructured loans, respectively.

The Company’s recorded investment on nonaccrual loans by class at December 31, 2015 and 2014 is reported in the following table:

	At December 31,
(in thousands)	2015	2014
Commercial
Manufacturing	$1,045	$66
Finance and insurance	36	50
Real estate services	91	212
Construction	451	312
Other	13,486	2,677
Total commercial	15,109	3,317
Real estate - mortgage
Residential & commercial owner-occupied	499	2,091
Residential & commercial investor	-	1,325
Total real estate - mortgage	499	3,416
Construction & land	27	135
Consumer	82	2,126
Total nonaccrual loans	$15,717	$8,994

The following tables summarize the aging of the Company’s loan portfolio at December 31, 2015 and 2014:

	At December 31, 2015
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days past	Days past	90+ Days	Total past			past due and
(in thousands)	due	due	past due	due	Current	Total loans	accruing
Commercial
Manufacturing	$24	$-	$-	$24	$135,026	$135,050	$-
Finance and insurance	-	-	-	-	64,279	64,279	-
Health care	323	-	-	323	126,188	126,511	-
Real estate services	183	-	-	183	118,680	118,863	-
Construction	-	-	-	-	57,906	57,906	-
Public administration	-	-	-	-	221,112	221,112	-
Other	173	185	2,125	2,483	448,366	450,849	-
	703	185	2,125	3,013	1,171,557	1,174,570	-
Real estate - mortgage
Residential & commercial owner-occupied	-	317	-	317	436,538	436,855	-
Residential & commercial investor	-	-	-	-	578,892	578,892	-
Other	-	-	-	-	1,325	1,325	-
	-	317	-	317	1,016,755	1,017,072	-

Construction & land	156	-	-	156	201,855	202,011	-

Consumer	-	89	505	594	252,646	253,240	505
Other	-	-	-	-	52,616	52,616	-
Total loans held for investment	$859	$591	$2,630	$4,080	$2,695,429	$2,699,509	$505
Unearned net loan fees						(304)
Net loans held for investment						$2,699,205

	At December 31, 2014
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days past	Days past	90+ Days	Total past			past due and
(in thousands)	due	due	past due	due	Current	Total loans	accruing
Commercial
Manufacturing	$45	$9	$-	$54	$126,064	$126,118	$-
Finance and insurance	-	-	-	-	81,047	81,047	-
Health care	193	-	-	193	91,618	91,811	-
Real estate services	-	-	-	-	112,388	112,388	-
Construction	-	-	122	122	56,373	56,495	-
Public administration	-	-	-	-	178,653	178,653	-
Other	247	-	2,104	2,351	328,765	331,116	161
	485	9	2,226	2,720	974,908	977,628	161
Real estate - mortgage
Residential & commercial owner-occupied	-	-	473	473	421,935	422,408	-
Residential & commercial investor	235	-	-	235	567,771	568,006	-
Other	-	-	-	-	180	180	-
	235	-	473	708	989,886	990,594	-

Construction & land	-	-	104	104	182,765	182,869	-

Consumer	176	253	1,954	2,383	205,538	207,921	-
Other	-	-	-	-	47,904	47,904	-
Total loans held for investment	$896	$262	$4,757	$5,915	$2,401,001	$2,406,916	$161
Unearned net loan fees						(1,341)
Net loans held for investment						$2,405,575

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company.  Activity with respect to officer and director loans is as follows for the years ended December 31, 2015 and 2014

(in thousands)	2015	2014
Balance - beginning of year	$25,522	$29,766
New loan and advances	35,916	19,390
Principal paydowns and payoffs	(27,137)	(23,634)
Balance - end of year	$34,301	$25,522

5.  Premises and Equipment

The major classes of premises and equipment at December 31, 2015 and 2014, are summarized as follows:

(in thousands)	2015	2014
Land	$230	$230
Buildings	230	230
Leasehold improvements	10,422	10,931
Furniture, fixtures, and equipment	34,744	33,812
Premises and equipment, gross	45,626	45,203
Accumulated depreciation	(39,504)	(37,953)
Premises and equipment, net	$6,122	$7,250

The Company recorded depreciation expense related to premises and equipment of $2.7 million, during the years ended December 31, 2015 and 2014, and $3.0 million during the year ended December 31, 2013.

6.  Intangible Assets

At December 31, 2015 and 2014, the Company’s intangible assets and related accumulated amortization consisted of the following:

Customer
contracts, lists
(in thousands)	and relationships
At December 31, 2013	$2,798
Acquired relationships	325
Amortization	(597)
At December 31, 2014	2,526
Amortization	(600)
At December 31, 2015	$1,926

During the year ended December 31, 2014, the Company acquired an insurance book of business for a total of $0.2 million initial cash consideration that has an estimated useful life of 10 years.  Pursuant to the requirements of ASC Topic 805 Business Combinations, the Company recorded an additional $0.1 million in 2014 related to the acquisition in recognition of the fair value of contingent consideration,  which was paid under an earnout arrangement in 2015.

The Company recorded amortization expense of $0.6 million for the years ended December 31, 2015 and 2014, and $0.7 million for the year ended December 31, 2013.  Amortization expense on intangible assets for each of the five succeeding years is in the following table.

(in thousands)
2016	$600
2017	600
2018	206
2019	201
2020	136
Total	$1,743

7.  Deposits

In the ordinary course of business, the Company takes various deposits from employees, officers, and directors of the Company.  Related party deposits totaled $95.4 million and $99.5 million at December 31, 2015 and 2014, respectively.

The composition of the certificates of deposit portfolio at December 31, 2015 and 2014, is as follows:

	At December 31,
(in thousands)	2015	2014
Less than $100	$22,476	$27,202
$100 and more	130,522	183,805
	$152,998	$211,007

Related interest expense for the years ended December 31, 2015, 2014, and 2013, is as follows:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Less than $100	$92	$125	$158
$100 and more	647	892	1,154
	$739	$1,017	$1,312

Maturities of certificates of deposit of $100,000 and more at December 31, 2015, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$58,030
Over three months through six months	27,556
Over six months through 12 months	31,835
Over 12 months	13,101
Total	$130,522

The aggregate amount of certificates of deposit in denominations that meet or exceed the $250,000 FDIC insurance limit was $57.1 million and $70.8 million at December 31, 2015 and 2014, respectively.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) programs provided through a third party.  These programs are designed to provide full FDIC insurance on accounts placed through a reciprocal exchange with other banks participating in the programs.  The Company had $37.2 million and $64.6 million of reciprocal time deposits through the CDARS program outstanding at the end of 2015 and 2014, respectively.  The Company had $199.5 million and $120.9 million of reciprocal demand deposits through the ICS program outstanding at the end of 2015 and 2014, respectively.

8.  Borrowed Funds

Securities sold under agreements to repurchase at December 31, 2015 and 2014 are summarized as follows:

	At December 31,
(in thousands)	2015	2014
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $49,882 and $54,652 in 2015 and 2014, respectively	$47,459	$49,976

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

Securities sold under agreements to repurchase averaged $57.3 million and $83.5 million during 2015 and 2014, respectively.  The maximum amounts outstanding at any month-end during 2015 and 2014 were $68.6 million and $115.3 million, respectively.  At December 31, 2015 and 2014, the weighted‑average interest rate was 0.06% and 0.08%, respectively.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The line matures May 2016 at which time any outstanding amounts are due and payable.  The line is used for general corporate purposes and backup liquidity.  Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in CoBiz Bank.  At December 31, 2015 and 2014, there was no amount outstanding on the revolving line.

The Company has a line of credit with the FHLB with a rolling one year term that matures every July with automatic renewals unless canceled.  There was $132.0 million and $112.5 million outstanding on the FHLB line of credit at December 31, 2015 and 2014.  The average FHLB line of credit balance was $61.1 million and $104.2 million during 2015 and 2014, respectively.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  At December 31, 2015, the FHLB line of credit was collateralized by loans of $867.4 million with a lending value of $591.2 million.  At December 31, 2014, the FHLB line of credit was collateralized by loans of $804.7 million with a lending value of $521.4 million.  The variable-rate on the line of credit was 0.48% and 0.25% at December 31, 2015 and 2014, respectively.

The Company has approved federal fund purchase lines with seven banks with an aggregate credit line of $155.0 million.  No amounts were outstanding on the federal funds purchase lines at the end of either 2015 or 2014.  The average balance of federal funds purchased was $1.3 million and $9.3 million during 2015 and 2014, respectively.

9.  Long-Term Debt

Outstanding subordinated debentures and notes payable at December 31, 2015 and 2014, are summarized as follows:

	At December 31,
(in thousands)	2015	2014	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2016
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2016
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2016
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable ($60,000 face amount)	$59,031	$-	Fixed 5.625%	June 25, 2030	June 25, 2025

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

Basel III contains a provision that preserves the current capital treatment of trust preferred securities issued by bank holding companies with less than $15 billion in total assets.  In 2015, the Company implemented the Basel III capital rules that reformed the regulatory capital framework for banking institutions.    Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Common equity tier 1 capital for regulatory purposes as grandfathered under Basel III.

On June 25, 2015, the Company completed an offering of $60.0 million of unsecured 5.625% Fixed-to-Floating Rate Subordinated Notes due on June 25, 2030.  The Notes bear a 5.625% annual fixed-rate through June 25, 2025 and thereafter an annual floating rate equal to three-month LIBOR plus 317 basis points (3.17%).  The Notes contain a  call option that allows the Company to repay the Notes prior to their contractual maturity.  The call option is available on June 25, 2025 and quarterly thereafter at 100% of the principal amount.  Proceeds, net of an original discount and debt issuance costs of $1.1 million, were $58.9 million.  Debt issuance costs incurred in conjunction with the offering were $0.3 million.  The Notes have an effective interest rate of 5.85%.

The Company has adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), that requires debt issuance costs to be reported as a direct deduction from the face of the note and not as a deferred charge.  The discount and related debt issuance costs will be amortized into interest expense using the interest method over a 10-year term to the first call date.  Concurrently with the issuance of the Notes, the Company announced its plans to redeem 57,366 shares of the outstanding Senior Non-Cumulative perpetual preferred stock, series C, issued through the Small Business Lending Fund (SBLF).  The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends (aggregate payment of $57.4 million) on July 22, 2015.

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

At December 31, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $10.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.2 million against its obligations under these agreements.  At December 31, 2015, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at December 31,			Fair value at December 31,
	Balance sheet			Balance sheet
(in thousands)	classification	2015	2014	classification	2015	2014

Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge interest rate swap	Other assets	$578	$437	Accrued interest and other liabilities	$4,981	$5,017
Fair value hedge interest rate swap	Other assets	117	297	Accrued interest and other liabilities	1,574	988

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$3,092	$4,103	Accrued interest and other liabilities	$3,275	$4,284
Foreign exchange forward contracts	Other assets	109	54	Accrued interest and other liabilities	59	17

The tables below include information required by ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities, about financial instruments that are eligible for offset.

	At December 31, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$695	$-	$695	$(316)	$-	$379
Derivatives not designated as hedges(1)	3,201	-	3,201	(88)	-	3,113
Total	$3,896	$-	$3,896	$(404)	$-	$3,492

	At December 31, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,555)	$-	$(6,555)	$316	$6,239	$-
Derivatives not designated as hedges(2)	(3,334)	-	(3,334)	88	2,935	(311)
Securities sold under agreements to repurchase(3)	(47,459)	-	(47,459)	-	47,459	-
Total	$(57,348)	$-	$(57,348)	$404	$56,633	$(311)

	At December 31, 2014
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$734	$-	$734	$(487)	$-	$247
Derivatives not designated as hedges(1)	4,157	-	4,157	(220)	-	3,937
Total	$4,891	$-	$4,891	$(707)	$-	$4,184

	At December 31, 2014
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,005)	$-	$(6,005)	$487	$5,518	$-
Derivatives not designated as hedges(2)	(4,301)	-	(4,301)	220	3,891	(190)
Securities sold under agreements to repurchase(3)	(49,976)	-	(49,976)	-	49,976	-
Total	$(60,282)	$-	$(60,282)	$707	$59,385	$(190)

(1)	Included in other assets
(2)	Included in accrued interest and other liabilities
(3)	Separately stated in consolidated balance sheets

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  At December 31, 2015, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed-rate under these swaps was 1.41%.  At December 31, 2014, the Company had five interest rate swaps with a notional value of $75.0 million that effectively fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  The weighted average fixed-rate under these swaps was 1.41%.   The swaps have remaining maturities ranging from two to three years.

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

(in thousands)	Notional	Fixed-rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in Statement 133 Implementation Issue No. G7, Cash Flow Hedges: Measuring the Ineffectiveness for a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense. During the next 12 months, the Company estimates that $0.5 million and $1.6 million will be reclassified as an increase to interest income and interest expense, respectively.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At December 31, 2015, the Company had interest rate swaps with a notional amount of $55.1 million used to hedge the change in the fair value of nine commercial loans.  At December 31, 2014, the Company had interest rate swaps with a notional amount of $31.6 million used to hedge the change in the fair value of five commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the years ended December 31, 2015, 2014, and 2013 representing hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At December 31, 2015, the Company had 90 interest-rate swaps with an aggregate notional amount of $194.8 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income.” During the years ending December 31, 2015 and 2014, the Company recorded immaterial gains and losses.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At December 31, 2015, the Company’s foreign currency holdings included British pounds, Euros, Japanese Yen, Mexican Pesos, Swiss Franc, and Australian, Canadian and New Zealand dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the consolidated balance sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the consolidated statement of operations.  At December 31, 2015, the Company had entered into forward contracts with a notional amount of $8.3 million that mature in the first half of 2016.  Net gains recognized during the year ended December 31, 2015 and 2014 on foreign exchange forward contracts were immaterial.

11. Income Taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 are as follows:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Current tax provision:
Federal tax	$11,346	$9,590	$8,818
State tax	668	(109)	1,072
Total current tax provision	12,014	9,481	9,890

Deferred tax provision (benefit):
Federal tax	(2,793)	3,375	3,211
State tax	(248)	513	654
Net operating loss carryforward	633	1,649	154
Total deferred tax provision (benefit)	(2,408)	5,537	4,019

Provision for income taxes	$9,606	$15,018	$13,909
Provision (benefit) related to discontinued operations	$(42)	$129	$(472)

The primary component of deferred tax benefit during 2015 was attributable to timing differences in the allowance for loan and credit losses.  At December 31, 2015, the Company did not have any net operating loss carryforwards from any tax jurisdiction.  The deferred tax provision (benefit) relating to discontinued operations includes deferred tax expense of $0.8 million, $0.0 million and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2015, 2014, and 2013.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

At December 31, 2015 and 2014, the Company was in a positive three-year cumulative income position, had availability in its carryback years to absorb potential deferred income tax asset reversals and had financial forecasts of pre-tax income that were sufficient to absorb the deferred income tax assets.  Accordingly, the Company determined that a valuation allowance was not warranted at December 31, 2015 and 2014.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges is included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2015 and 2014 are as follows:

	At December 31,
(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan and credit losses	$15,460	$12,451
Intangible assets	1,490	1,872
Other real estate owned	3,293	3,329
Deferred loan fees	295	472
Other accrued liabilities	1,268	1,325
Stock-based compensation	1,186	1,428
Interest on nonaccrual loans	436	577
Employee bonus	2,083	2,472
State operating loss carryforward	-	633
Other	1,147	136
Total deferred tax assets	$26,658	$24,695

Deferred tax liabilities:
Deferred initial direct loan costs	$(1,923)	$(1,538)
Prepaid assets	(391)	(431)
FHLB stock dividends	(110)	(63)
Investment securities and derivatives	(2,013)	(2,655)
Total deferred tax liabilities	$(4,437)	$(4,687)

Net deferred tax assets	$22,221	$20,008

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2015, 2014, and 2013 is shown below:

	For the year ended December 31,
(in thousands)	2015	2014	2013
Computed at the statutory rate (35%)	$12,511	$15,325	$14,834
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	919	1,336	1,373
Tax exempt income	(3,979)	(2,838)	(1,976)
Nondeductible compensation	88	496	182
Meals and entertainment	227	233	188
Other - net	(160)	466	(692)
Actual tax provision	$9,606	$15,018	$13,909

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2015 and 2014, the Company did not have any unrecognized benefits.

Penalties and interest are classified as income tax expense when incurred. Interest and penalties accrued during the year ended December 31, 2015 and 2014 were immaterial.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2012
Colorado	2011
Arizona	2011

12. Shareholders’ Equity

Common Stock – At December 31, 2015 and 2014, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2015	2014
Exercise of outstanding stock options	461,050	819,755
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	2,642,346	2,508,115
Future stock purchases through ESPP	233,879	273,188
	4,233,243	4,497,026

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

On July 22, 2015, all Series C Preferred Stock was redeemed at the liquidation value of $1,000 per share plus accrued dividends with an aggregate payment of $57.4 million.

Warrant — The Company issued a warrant on December 19, 2008 as part of the Company’s participation in the TARP Capital Purchase program.  The warrant has a 10-year term and allows for the purchase of 895,968 shares of the Company’s common stock at an exercise price of $10.79 per share.

Dividends — The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the Parent.  The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.  At December 31, 2015, the Bank was not otherwise restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was positive.

Dividends on the Company’s capital stock (common and preferred stock, if any) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 – Long-term debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2015, the Company was not in default on any of the junior subordinated debt issuances.

Dividends declared per common share for the years ended December 31, 2015, 2014, and 2013 were $0.17,  $0.15 and $0.12, respectively.  Dividends on the Series C Preferred Stock for the years ended December 31, 2015, 2014, and 2013 were $0.3 million, $0.6 million, and $0.9 million, respectively.

13. Accumulated Other Comprehensive Income (Loss) Reclassifications

The following table provides information on reclassifications out of accumulated comprehensive income:

	Year ended December 31,
AOCI component (in thousands)	2015	2014	2013	Affected line item in the consolidated statements of income
Available for sale securities:
Realized gain	$318	$1,154	$439	Net (gain) loss on securities, other assets and OREO
Tax provision	(121)	(439)	(167)	Provision for income taxes
Subtotal	197	715	272
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	1,904	-	-	Interest on taxable / nontaxable securities
Tax provision	(724)	-	-	Provision for income taxes
Subtotal	1,180	-	-
Cash flow hedges:
Loans	927	905	90	Interest and fees on loans
Debt	(2,009)	(2,215)	(2,185)	Interest expense on subordinated debentures
Realized loss	(1,082)	(1,310)	(2,095)
Tax benefit	411	498	796	Provision for income taxes
Subtotal	(671)	(812)	(1,299)
Total reclassifications for the period	$706	$(97)	$(1,027)

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2012	$10,445	$-	$(5,607)	$4,838
Other comprehensive income items	(5,073)	-	1,938	(3,135)
Reclassifications	(272)	-	1,299	1,027
Other comprehensive income (loss), net of tax	(5,345)	-	3,237	(2,108)
Balance at December 31, 2013	5,100	-	(2,370)	2,730
Other comprehensive income items	2,783	-	(1,282)	1,501
Reclassifications	(715)	-	812	97
Other comprehensive income (loss), net of tax	2,068	-	(470)	1,598
Balance at December 31, 2014	7,168	-	(2,840)	4,328
Other comprehensive income items	222	-	(561)	(339)
Reclassifications	(197)	(1,180)	671	(706)
Transfers	(5,469)	5,469	-	-
Other comprehensive income (loss), net of tax	(5,444)	4,289	110	(1,045)
Balance at December 31, 2015	$1,724	$4,289	$(2,730)	$3,283

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

Income available to common shareholders together with weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2015	2014	2013
Net income from continuing operations	$26,140	$28,798	$28,290
Net income (loss) from discontinued operations	(71)	209	(679)
Net income	26,069	29,007	27,611
Preferred stock dividends	(320)	(574)	(944)
Net income available to common shareholders	25,749	28,433	26,667
Dividends and undistributed earnings allocated to participating securities	(331)	(434)	(457)
Earnings allocated to common shares (1)	$25,418	$27,999	$26,210

Weighted average common shares - issued	40,991,762	40,616,022	40,193,315
Average unvested restricted share awards	(522,238)	(609,276)	(724,821)
Weighted average common shares outstanding - basic	40,469,524	40,006,746	39,468,494
Effect of dilutive stock options, awards and warrants outstanding	255,524	205,847	160,862
Weighted average common shares outstanding - diluted	40,725,048	40,212,593	39,629,356
Weighted average antidilutive securities outstanding (2)	154,714	676,248	1,530,263

Earnings per common share:
Basic - continuing	$0.63	$0.69	$0.68
Diluted - continuing	$0.62	$0.69	$0.68
Basic - discontinued	$-	$0.01	$(0.02)
Diluted - discontinued	$-	$0.01	$(0.02)
Basic	$0.63	$0.70	$0.66
Diluted	$0.62	$0.70	$0.66

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per share computation.

15. Employee Benefit and Stock Compensation Plans

Stock Options and Awards — The Company has adopted an equity plan to reward and provide long-term incentives for directors and key employees of the Company. The term of all options issued may not exceed 10 years. The Company issues options and awards with a service vesting requirement, which is typically a  three-year period.  The Company issues new shares upon exercise of a stock option award.

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholders Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholders Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. The 2005 Plan was most recently amended at the May 15, 2014 Annual Shareholders Meeting to increase the authorized shares available to 5,250,000 and remove the restriction on the number of restricted stock awards.  Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2015, totaled 2,642,346.

During 2015, 2014 and 2013, the Company recognized compensation expense from continuing operations, net of estimated forfeitures, of $3.3 million, $3.1 million and $2.7 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognized an income tax benefit of $1.2 million, $1.2 million and $1.0 million on the compensation expense for 2015, 2014 and 2013, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2015, 2014, and 2013:

	2015			2014			2013
		Range			Range			Range
	Weighted			Weighted			Weighted
	average	Low	High	average	Low	High	average	Low	High
Risk-free interest rate	1.38%	0.99%	1.84%	1.38%	0.79%	1.82%	0.96%	0.41%	1.80%
Expected dividend yield	1.36%	1.25%	1.41%	1.27%	1.05%	1.49%	1.42%	1.23%	1.67%
Expected volatility	33.15%	25.90%	37.65%	40.34%	29.38%	52.50%	49.80%	39.49%	65.77%
Expected life (years)	4.0			3.9			4.1

The following table summarizes changes in stock option arrangements for the year ended December 31, 2015:

	2015
		Weighted average
Stock Option Awards	Shares	exercise price
Outstanding - beginning of year	819,755	$9.66
Granted	76,363	12.49
Exercised	(166,589)	7.66
Forfeited	(268,479)	13.06
Outstanding - end of year	461,050	$8.87
Exercisable - end of year	349,224	$8.10

There were 455,207 options vested or expected to vest with a weighted average price of $8.84 at December 31, 2015. The weighted-average remaining terms for options outstanding, vested or expected to vest and options exercisable at the end of the period were 3.2,  3.1 and 2.3 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest and options exercisable at December 31, 2015 was $2.1 million, $2.1 million and $1.9 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $2.57,  $3.06 and $3.10, respectively. The total intrinsic value of options exercised during the years ended

December 31, 2015, 2014, and 2013 was $0.8 million, $0.7 million and $0.7 million, respectively.

The following table summarizes the Company’s outstanding stock options:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	exercise	remaining	Number	exercise
Range of exercise price	outstanding	price	life (years)	exercisable	price
$4.53 - $6.62	110,917	$6.18	1.1	110,917	$6.18
$6.74 - $7.22	25,550	7.06	2.3	25,550	7.06
$7.54 - $7.54	93,668	7.54	1.4	93,668	7.54
$7.57 - $10.64	92,249	9.19	3.6	62,420	9.11
$10.91 - $14.59	138,666	12.04	5.9	56,669	12.16
	461,050	$8.87	3.2	349,224	$8.10

The following table summarizes changes in restricted stock award arrangements for the year ended December 31, 2015:

	2015
		Weighted average
		grant date
Restricted Stock Awards	Shares	fair value
Unvested - beginning of year	635,598	$9.05
Granted	262,925	11.52
Vested	(385,158)	8.33
Forfeited	(13,331)	10.77
Unvested - end of year	500,034	$10.85

Fair value of vested shares (in thousands)		$4,480

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2015, 2014, and 2013, was $11.52,  $11.33 and $8.44, respectively.  The fair value of restricted stock amounts vested during the years ended December 31, 2015, 2014 and 2013 was $4.5 million, $3.9 million and $2.7 million, respectively.

At December 31, 2015, there was $3.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan (ESPP) — The ESPP was established in January 2000 and is administered by the Compensation Committee of the Company.  At the 2014 Annual Shareholders Meeting, shareholders of the Company approved an amendment to the ESPP, increasing the number of shares of common stock available for awards under the plan by 200,000.  Employees may elect to have a percentage of their payroll deducted and applied to the purchase of Common Stock at a discount. In addition, the Company may make a matching contribution up to 50% of an employee’s deduction toward the purchase of additional Common Stock. No matching contribution was made for the years presented in the table below.

	For the year ended December 31,
	2015	2014	2013
Available ESPP shares - beginning of year	273,188	116,637	163,933
Plan amendment increasing available shares	-	200,000	-
Purchases	(39,309)	(43,449)	(47,296)
Available ESPP shares - end of year	233,879	273,188	116,637

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the Internal Revenue Service.  The Company may also make discretionary contributions within the limits of the 401(k) Plan and Internal Revenue Service limitations.  The Company matched 3.0%  of eligible compensation in 2015 and 2014 and 2013.  Employer contributions charged to expense for the years ended December 31, 2015, 2014, and 2013 were $1.3 million, $1.5 million and $1.6 million, respectively, and are included in the consolidated statements of income under the caption “Salaries and employee benefits.”

16. Commitments and Contingencies

Lease Commitments — The Company has various operating lease agreements for office space. Generally, leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms.  Leasehold improvements are amortized over the useful life of the improvements or the lease term if shorter.  Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2015, 2014, and 2013, was $4.9 million, $5.1 million and $5.0 million, respectively.  The Company entered into a sublease agreement in 2014 for one leased location and at December 31, 2015, the future minimum sublease payments to be received is $1.1 million.

In 1998, certain officers and directors acquired the building in which the corporate office is located and certain banking operations are performed. At December 31, 2015, one director of the Company has a remaining interest in the building. One other bank location is leased from an entity controlled by the same director.  Rent payments under the related party leases were $2.1 million for the years ended December 31, 2015 and 2014,  and $2.2 million for the year ended December 31, 2013, and the Company was current on these lease obligations at all times.  Future contractual obligations of $1.0 million will be paid to entities controlled by the director and are included in the below schedule of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31,
(in thousands)	Amount
2016	$4,557
2017	3,483
2018	3,006
2019	2,507
2020	1,387
Thereafter	692
Total	$15,632

In January 2016, the Company entered into a new lease for facilities at 1401 Lawrence Street, Denver, CO, 80202.  The leased space will become the new headquarters for the Company and includes approximately 44,000 square feet space of office space and 4,000 square feet of ground level retail space.  The Company expects to take possession of the space on or about June 1, 2016 and will relocate and commence operations from that location in November 2016.  The lease term is for 12 years with first year base rents of $1.5 million escalating 2% annually.  The lease is cancelable after nine years subject to a termination fee of up to $1.6 million.  Amounts due under the new lease are not included in the above lease payment obligations table.  The lease of the Company’s current headquarters at 821 17th Street, Denver, CO 80202 which expires in May 2016 is expected to be extended for up to seven months to facilitate an orderly relocation in the second half of 2016.

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements:

	At December 31,
(in thousands)	2015	2014
Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$855,484	$793,208

Commitments to originate consumer loans — personal lines of credit and equity lines	$35,446	$32,072

Overdraft protection plans	$17,127	$15,322

Letters of credit	$30,313	$37,851

Unfunded commitments for unconsolidated investments	$6,351	$7,356

Company guarantees	$2,950	$2,160

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $11.5 million in limited partnership interests of four entities, of which $6.4 million is unfunded at December 31, 2015. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers.  The Company also provides guarantees to the FHLB for certain forgivable loans used to support affordable housing in our market areas.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2015, the Company held 80,366 shares of Federal Reserve Bank stock with a fair value of $4.0 million (subscription value of $50).  This investment represents 50% of the par value due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $4.0 million due to the Federal Reserve Bank may be callable at their discretion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of regulatory capital (as defined in the regulations) to risk-weighted assets and of regulatory capital to average assets.  At December 31, 2015 and 2014, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

In January 2015, the Company implemented the Basel III capital rules adopted by the federal banking agencies in 2014.  Basel III imposed higher minimum capital requirements, created a new Common Equity Tier 1 capital requirement and changed the risk-weighting guidelines for various assets types.

At December 31, 2015, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following tables present amounts at December 31, 2015 under the Basel III guidelines.

At December 31, 2015
(in thousands)	Company	Bank
Common shareholders' equity	$273,536	$347,076
Regulatory adjustments and deductions:
Disallowed intangible assets	(770)	-
Unrealized net gain on AFS securities	(1,724)	(1,724)
Unrealized net gain on HTM securities	(4,289)	(4,289)
Unrealized gain (loss) on cash flow hedges	2,730	(358)
Tier 1 deductions applied to CET1	-	(11,598)
Common equity tier 1 capital (CET1)	269,483	329,107
Subordinated debentures	63,920	-
Tier 1 capital deductions	(13,803)	-
Tier 1 capital	319,600	329,107
Allowance for loan losses	38,398	37,925
Subordinated debentures	6,080	-
Subordinated notes payable	59,031	-
Tier 2 capital deductions	(4,027)	(3,384)
Total risk-based regulatory capital	$419,082	$363,648

	Company				Bank
At December 31, 2015	Risk-based			Leverage	Risk-based			Leverage
(in thousands)	Common Tier 1	Tier 1	Total capital	Tier 1	Common Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$269,483	$319,600	$419,082	$319,600	$329,107	$329,107	$363,648	$329,107
Well-capitalized requirement	198,363	244,139	305,173	163,662	196,077	241,326	301,657	162,310
Regulatory capital - excess	$71,120	$75,461	$113,909	$155,938	$133,030	$87,781	$61,991	$166,797
Capital ratios	8.8%	10.5%	13.7%	9.8%	10.9%	10.9%	12.1%	10.1%
Minimum capital requirement	4.5%	6.0%	8.0%	4.0%	4.5%	6.0%	8.0%	4.0%
Well-capitalized requirement (1)	6.5%	8.0%	10.0%	5.0%	6.5%	8.0%	10.0%	5.0%

The following tables present amounts at December 31, 2014 under the regulatory capital guidelines in place prior to the implementation of Basel III.

At December 31, 2014
(in thousands)	Company	Bank
Shareholders' equity	$308,769	$323,266
Disallowed intangible assets	(2,526)	-
Unrealized gain on AFS securities	(7,168)	(7,168)
Unrealized loss on cash flow hedges	2,840	(230)
Subordinated debentures	70,000	-
Other deductions	(8)	-
Tier 1 regulatory capital	$371,907	$315,868

Allowance for loan losses	$32,250	$31,878
Total risk-based regulatory capital	$404,157	$347,746

	Company			Bank
At December 31, 2014	Risk-based		Leverage	Risk-based		Leverage
(in thousands)	Tier 1	Total capital	Tier 1	Tier 1	Total capital	Tier 1
Regulatory capital	$371,907	$404,157	$371,907	$315,868	$347,746	$315,868
Well-capitalized requirement	154,767	257,946	149,380	152,987	254,978	147,834
Regulatory capital - excess	$217,140	$146,211	$222,527	$162,881	$92,768	$168,034
Capital ratios	14.4%	15.7%	12.4%	12.4%	13.6%	10.7%
Minimum capital requirement	4.0%	8.0%	4.0%	4.0%	8.0%	4.0%
Well-capitalized requirement(1)	6.0%	10.0%	5.0%	6.0%	10.0%	5.0%

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

Available for Sale Securities – At December 31, 2015, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The

Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the market is not active and are therefore classified as Level 2 or 3.  For these securities, broker-dealer quotes, valuations based on similar but not identical securities or the most recent market trade (which may not be current), are used.  The Company has also classified three TPS as Level 3 due to their illiquid nature and lack of trading activity.  In 2014, a single-issuer TPS of $0.7 million was transferred from Level 2 to Level 3 due to a lack of trading activity.  Unrealized gains on TPS Level 3 transfers and total net unrealized gains recognized in AOCI at December 31, 2015 and 2014 were immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At December 31, 2015 and 2014, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$46,083	$13,090	$27,183	$5,810
Corporate debt securities	103,736	-	103,736	-
Municipal securities	3,866	-	3,866	-
Total available for sale securities	$153,685	$13,090	$134,785	$5,810

Derivatives:
Cash flow hedge	$578	$-	$578	$-
Fair value hedge	117	-	117	-
Non-designated hedges	3,092	-	3,092	-
Foreign exchange forward contracts	109	-	109	-
Total derivative assets	$3,896	$-	$3,896	$-

Liabilities
Derivatives:
Cash flow hedge	$4,981	$-	$4,981	$-
Fair value hedge	1,574	-	1,574	-
Non-designated hedges	3,275	-	3,275	-
Foreign exchange forward contracts	59	-	59	-
Total derivative liabilities	$9,889	$-	$9,889	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Mortgage-backed securities	$283,504	$-	$283,504	$-
Trust preferred securities	59,655	21,737	31,164	6,754
Corporate debt securities	101,210	-	101,210	-
Municipal securities	15,446	-	15,446	-
Total available for sale securities	$459,815	$21,737	$431,324	$6,754

Derivatives:
Cash flow hedge	$437	$-	$437	$-
Fair value hedge	297	-	297	-
Non-designated hedges	4,103	-	4,103	-
Foreign exchange forward contracts	54	-	54	-
Total derivative assets	$4,891	$-	$4,891	$-

Liabilities
Derivatives:
Cash flow hedge	$5,017	$-	$5,017	$-
Fair value hedge	988	-	988	-
Non-designated hedges	4,284	-	4,284	-
Foreign exchange forward contracts	17	-	17	-
Total derivative liabilities	$10,306	$-	$10,306	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2015	2014
Beginning balance	$6,754	$6,036
Transfers and purchases	-	706
Net accretion	60	58
Sales	(985)	-
Unrealized loss included in comprehensive income	(19)	(46)
Ending balance	$5,810	$6,754

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  The following table presents the Company’s assets measured at fair value on a nonrecurring basis at the dates specified in the following table, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans, net of specific reserve:
At December 31, 2015	$6,296	$-	$-	$6,296
At December 31, 2014	$15,734	$-	$-	$15,734

During the years ended December 31, 2015 and 2014, the Company recorded $6.0 million and $0.4 million in provision for loan losses for impaired loans, respectively.  Net recoveries of $1.5 million and net charge-offs of $0.1 million were recorded on impaired loans for the years ended December 31, 2015 and 2014, respectively.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs	Year to date
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)	gain
OREO:
At December 31, 2015	$5,351	$-	$-	$5,351	$69
At December 31, 2014	$6,132	$-	$-	$6,132	$1,459

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At December 31,
(in thousands)	2015	2014
OREO recorded at fair value	$5,351	$6,132
Estimated selling costs	(272)	(313)
OREO	$5,079	$5,819

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net (gain) loss on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for the years ended December 31, 2015 and 2014

(in thousands)	2015	2014
Beginning OREO balance	$5,819	$5,097
Additions	-	4,992
Sales	(809)	(5,305)
Net gain on sale and valuation adjustments	69	1,035
Ending OREO balance	$5,079	$5,819

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

	At December 31, 2015
	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$5,810	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	15%	1% to 18%

Impaired loans:
Commercial	$5,006	Sales comparison	(1)	Management discount for asset type	47%	0% - 81%
Commercial	667	Sales comparison	(2)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	487	Sales comparison	(2)	Sales comparison adjustments	12%	(15)% to 17%
Construction & land	27	Sales comparison	(2)	Sales comparison adjustments	(24)%	NA
Consumer	109	Sales comparison	(2)	Sales comparison adjustments	11%	(2)% - 14%
Total impaired loans	$6,296
OREO:
Commercial	$190	Property appraisals	(2)	Management discount for property type and recent market volatility	0%	0%
Construction & land	5,161	Property appraisals	(2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

	At December 31, 2014

	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$6,754	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	14%	0% to 18%

Impaired loans:
Commercial	$1,150	Market approach		Management discount for asset type	41%	77% to 6%
Real estate - mortgage	9,486	Income approach		Capitalization and/or discount rate	9%	9% to 10%
Real estate - mortgage	2,407	Sales comparison	(2)	Sales comparison adjustments	4%	(9)% to 14%
Construction & land	679	Sales comparison	(2)	Sales comparison adjustments	3%	(24)% to 5%
Consumer	2,012	Sales comparison	(2)	Sales comparison adjustments	7%	5% to 14%
Total impaired loans	$15,734
OREO:
Commercial	$455	Property appraisals	(2)	Management discount for property type and recent market volatility	19%	0% to 30%
Construction & land	5,677	Property appraisals	(2)	Management discount for property type and recent market volatility	19%	17% to 50%
Total OREO	$6,132

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
(2)

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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$67,312	$67,312	$91,565	$91,565
Investment securities available for sale	153,685	153,685	459,815	459,815
Investment securities held to maturity	346,666	345,576	13,329	13,616
Other investments	12,461	12,461	11,477	11,477
Loans — net	2,658,519	2,647,448	2,372,810	2,371,756
Accrued interest receivable	10,362	10,362	9,617	9,617
Derivatives	3,896	3,896	4,891	4,891

Financial liabilities:
Deposits	$2,741,712	$2,741,366	$2,492,291	$2,492,340
Securities sold under agreements to repurchase	47,459	45,474	49,976	49,991
Short-term borrowings	132,000	132,000	112,469	112,469
Accrued interest payable	1,134	1,134	813	813
Subordinated notes payable	59,031	59,080	-	-
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	9,889	9,889	10,306	10,306

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2015 and 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. Segments

The Company’s segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The Commercial Banking segment consists of the operations of CoBiz Bank, a full-service business banking institution.  Services provided include commercial, real estate, and private banking as well as treasury management, interest-rate hedging, and depository products.

The Fee-Based Lines segment consists of businesses offering products and services that are financial in nature and for which revenues are based on a percentage of an underlying basis such as managed assets or paid premiums.  Activities in this segment include investment advisory through CoBiz Wealth and insurance brokerage through CoBiz Insurance,  Inc.  CoBiz Wealth provides investment management advisory services to affluent individuals, families and businesses.  CoBiz Insurance, Inc. offers property and casualty (P&C) and employee benefit group insurance (EB) broker agency to small- to mid-sized employers, commercial enterprises and individual lines to their owners.

As discussed in Note 2, the Company ceased the operations of GMB in the first quarter of 2015.  The results of GMB’s operations are reported within the Fee-Based Lines segment as discontinued operations for all periods presented.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by operating segment are as follows:

	For the year ended December 31, 2015
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$119,896	$2	$1,368	$121,266
Total interest expense	3,947	44	5,599	9,590
Provision for loan losses	6,837	-	(417)	6,420
Noninterest income	11,427	17,879	1,361	30,667
Noninterest expense	37,849	16,331	45,997	100,177
Management fees and allocations	25,225	1,334	(26,559)	-
Provision (benefit) for income taxes	27,679	643	(18,716)	9,606
Net income (loss) from continuing operations	29,786	(471)	(3,175)	26,140
Loss from discontinued operations, net of tax	-	(71)	-	(71)
Net income (loss)	$29,786	$(542)	$(3,175)	$26,069

Depreciation and amortization	2,430	792	33	3,255

Identifiable assets at December 31, 2015	$3,317,977	$10,554	$23,236	$3,351,767

	For the year ended December 31, 2014
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$113,888	$6	$423	$114,317
Total interest expense	4,394	41	3,994	8,429
Provision for loan losses	(3,346)	-	(809)	(4,155)
Noninterest income	9,940	16,886	1,083	27,909
Noninterest expense	35,602	15,140	43,394	94,136
Management fees and allocations	23,988	1,115	(25,103)	-
Provision (benefit) for income taxes	30,926	690	(16,598)	15,018
Net income (loss) from continuing operations	32,264	(94)	(3,372)	28,798
Income from discontinued operations, net of tax	-	209	-	209
Net income (loss)	$32,264	$115	$(3,372)	$29,007

Depreciation and amortization	2,316	949	21	3,286

Identifiable assets at December 31, 2014	$3,025,107	$14,979	$22,080	$3,062,166

	For the year ended December 31, 2013
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$105,719	$11	$397	$106,127
Total interest expense	5,195	61	5,170	10,426
Provision for loan losses	(7,330)	-	(1,474)	(8,804)
Noninterest income	11,907	16,272	427	28,606
Noninterest expense	35,265	14,508	41,139	90,912
Management fees and allocations	22,313	959	(23,272)	-
Provision (benefit) for income taxes	30,049	769	(16,909)	13,909
Net income (loss) from continuing operations	32,134	(14)	(3,830)	28,290
Loss from discontinued operations, net of tax	-	(679)	-	(679)
Net income (loss)	$32,134	$(693)	$(3,830)	$27,611

Depreciation and amortization	2,564	1,074	32	3,670

Identifiable assets at December 31, 2013	$2,764,609	$15,403	$20,679	$2,800,691

20. Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below.  Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets	At December 31,
(in thousands)	2015	2014
Assets:
Cash on deposit at subsidiary bank	$20,105	$24,495
Investment in bank subsidiary	347,076	323,266
Investment in non-bank subsidiaries	26,500	29,878
Accounts receivable from bank subsidiary	7,048	498
Accounts receivable from non-bank subsidiaries	534	1,218
Other	14,248	17,291
Total assets	$415,511	$396,646

Liabilities and shareholders' equity:

Liabilities:
Accounts payable to bank subsidiary	$4,931	$6,718
Accounts payable to non-bank subsidiaries	3,857	7,337
Subordinated notes payable	59,031	-
Junior subordinated debentures	72,166	72,166
Other liabilities	1,990	1,656
Total liabilities	141,975	87,877

Shareholders' equity	273,536	308,769
Total liabilities and shareholders' equity	$415,511	$396,646

Condensed Statements of Income	For the years ended December 31,
(in thousands)	2015	2014	2013
Income:
Management fees	$3,872	$4,397	$4,457
Dividends from bank subsidiary	8,221	8,116	8,000
Dividends from non-bank subsidiaries	2,962	1,898	6,123
Interest income	195	181	243
Other income	1,380	1,102	445
Total income	16,630	15,694	19,268

Expense:
Salaries and employee benefits	4,518	4,408	4,255
Interest expense	5,737	4,122	5,360
Other expense	2,614	2,203	2,441
Total expense	12,869	10,733	12,056
Income before income taxes	3,761	4,961	7,212
Benefit for income taxes	(2,751)	(1,402)	(2,748)
Net income before equity in undistributed
earnings of subsidiaries	6,512	6,363	9,960
Equity in undistributed earnings of subsidiaries	19,557	22,644	17,651
Net income	$26,069	$29,007	$27,611

Condensed Statements of Cash Flows	For the years ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$26,069	$29,007	$27,611
Equity in undistributed earnings of subsidiaries	(19,557)	(22,644)	(17,651)
Stock-based compensation	620	584	487
Change in other assets and liabilities	(7,480)	2,205	8,195
Net cash provided by (used in) operating activities	(348)	9,152	18,642

Cash flows from investing activities:
Net advances (to) from subsidiaries	1,095	(3,372)	(878)
Other	(27)	(31)	(18)
Net cash provided by (used in) investing activities	1,068	(3,403)	(896)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,733	1,570	1,960
Taxes paid in net settlement of restricted stock	(1,207)	(1,045)	(297)
Redemption of subordinated notes payable	-	-	(20,984)
Proceeds from issuance of notes payable	59,250	-	-
Redemption of preferred stock	(57,366)	-	-
Dividends paid on common stock	(6,953)	(6,076)	(4,820)
Dividends paid on preferred stock	(463)	(574)	(1,465)
Other	(104)	129	5
Net cash used in financing activities	(5,110)	(5,996)	(25,601)

Net decrease in cash and cash equivalents	(4,390)	(247)	(7,855)
Cash and cash equivalents - beginning of year	24,495	24,742	32,597
Cash and cash equivalents - end of year	$20,105	$24,495	$24,742

21.  Supplemental Financial Data

Other income and Other expense as shown in the consolidated statements of income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

Other noninterest income	Year ended December 31,
(in thousands)	2015	2014	2013
Loan Fees	$1,763	$1,645	$3,151
Other customer service fees	2,497	2,170	1,620
Bank-owned life insurance earnings	1,334	1,594	1,295
Equity method investments	1,312	(56)	897
Other income	20	72	52
Total	$6,926	$5,425	$7,015

Other noninterest expense	Year ended December 31,
(in thousands)	2015	2014	2013
Marketing and business development	$2,799	$2,945	$2,536
Service contracts	4,545	3,880	3,414
Professional fees	2,818	2,316	2,309
Office supplies and delivery	1,461	1,540	1,522
Charitable donations	803	714	993
Other expense	2,714	2,830	1,804
Total	$15,140	$14,225	$12,578

22. Selected Quarterly Financial Data (Unaudited)

The table below sets forth unaudited financial information for each quarter of the last two years.  Certain reclassifications have been made to prior period amounts to conform to current year presentation.  See Note 2 – Discontinued Operations for additional information.  Earnings per common share as noted below have not been separated between continuing and discontinued operations, as disclosed in Note 14 – Earnings per Common Share.

	2015				2014
(in thousands)	Q4(1)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Interest income	$31,081	$30,177	$30,044	$29,964	$29,611	$29,205	$28,510	$26,991
Interest expense	2,845	2,810	1,972	1,963	2,043	2,143	2,157	2,086
Net interest income	28,236	27,367	28,072	28,001	27,568	27,062	26,353	24,905
Income before income taxes	5,114	9,291	10,596	10,745	11,036	11,572	12,330	8,878
Net income from continuing operations	4,400	6,954	7,383	7,403	7,287	7,533	8,150	5,828
Income (loss) from discontinued operations, net of tax	-	-	-	(71)	(305)	358	467	(311)
Net income	4,400	6,954	7,383	7,332	6,982	7,891	8,617	5,517

Basic earnings per share(2)	$0.11	$0.17	$0.17	$0.18	$0.17	$0.19	$0.21	$0.13

Diluted earnings per share(2)	$0.11	$0.17	$0.17	$0.18	$0.17	$0.19	$0.21	$0.13

(1)	Net income for the fourth quarter of 2015 includes the impact of a $5.4 million provision for loan loss. See Note 4 – Loans for additional information.
(2)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal earnings per share for the year as disclosed elsewhere in this report.