Form 10-Q
period 2016-03-31
COBIZ FINANCIAL INC
filed 2016-04-29
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

There were 41,370,864 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 27, 2016.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At March 31, 2016 and December 31, 2015

	March 31,	December 31,
(in thousands, except share amounts)	2016	2015
Assets
Cash and due from banks	$46,024	$48,665
Interest-bearing deposits and federal funds sold	17,326	18,647
Total cash and cash equivalents	63,350	67,312

Investment securities available for sale (cost of $146,436 and $150,905, respectively)	148,220	153,685
Investment securities held to maturity (fair value of $333,007 and $345,576, respectively)	332,777	346,666
Other investments	14,015	12,461
Total investments	495,012	512,812

Loans - net of allowance for loan losses of $35,285 and $40,686, respectively	2,681,603	2,658,519
Intangible assets - net of amortization of $6,654 and $6,504, respectively	1,776	1,926
Bank-owned life insurance	49,476	49,373
Premises and equipment - net of depreciation of $40,193 and $39,504, respectively	6,468	6,122
Accrued interest receivable	10,784	10,362
Deferred income taxes, net	19,144	22,221
Other real estate owned - net of valuation allowance of $8,666	5,079	5,079
Other	24,308	18,041
TOTAL ASSETS	$3,357,000	$3,351,767

Liabilities
Deposits
Noninterest-bearing demand	$1,171,577	$1,180,335
Interest-bearing demand	600,415	585,524
Money market	834,152	804,777
Savings	18,165	18,078
Certificates of deposits	150,055	152,998
Total deposits	2,774,364	2,741,712
Securities sold under agreements to repurchase	39,141	47,459
Other short-term borrowings	106,527	132,000
Accrued interest and other liabilities	27,941	25,863
Subordinated notes payable - net of unamortized discount and issuance costs of $950 and $969, respectively	59,050	59,031
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,079,189	3,078,231

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,355,047 and 41,122,119 issued and outstanding, respectively	409	406
Additional paid-in capital	193,886	192,768
Accumulated earnings	81,993	77,079
Accumulated other comprehensive income (AOCI), net of income tax of $934 and $2,013, respectively	1,523	3,283
TOTAL SHAREHOLDERS' EQUITY	277,811	273,536
TOTAL LIABILITIES AND EQUITY	$3,357,000	$3,351,767

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended
	March 31,
(in thousands, except per share amounts)	2016	2015
INTEREST INCOME:
Interest and fees on loans	$27,682	$26,472
Interest and dividends on investment securities:
Taxable securities	3,118	3,266
Nontaxable securities	179	84
Dividends on securities	173	116
Interest on federal funds sold and other	43	26
Total interest income	31,195	29,964
INTEREST EXPENSE:
Interest on deposits	905	895
Interest on short-term borrowings and securities sold under agreements to repurchase	222	61
Interest on subordinated debentures and notes payable	1,839	1,007
Total interest expense	2,966	1,963
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	28,229	28,001
Provision for loan losses	370	(789)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	27,859	28,790
NONINTEREST INCOME:
Service charges	1,485	1,493
Investment advisory income	1,450	1,495
Insurance income	3,050	2,950
Other income	1,703	1,380
Total noninterest income	7,688	7,318
NONINTEREST EXPENSE:
Salaries and employee benefits	17,629	18,140
Occupancy expenses, premises and equipment	3,490	3,149
Amortization of intangibles	150	150
FDIC and other assessments	457	448
Other real estate owned and loan workout costs	156	26
Net loss on securities, other assets and other real estate owned	3	31
Other expense	3,947	3,419
Total noninterest expense	25,832	25,363
INCOME BEFORE INCOME TAXES	9,715	10,745
Provision for income taxes	2,350	3,342
NET INCOME FROM CONTINUING OPERATIONS	7,365	7,403
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(113)
Benefit for income taxes	-	42
Net loss from discontinued operations	-	(71)
NET INCOME	$7,365	$7,332

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,365	$7,189

EARNINGS PER COMMON SHARE:
Basic	$0.18	$0.18
Diluted	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended
	March 31,
(in thousands)	2016	2015
Net income	$7,365	$7,332
Other comprehensive income items:
Available for sale securities:
Net unrealized gain (loss)	(999)	1,088
Reclassification to operations	3	-
Net unrealized holding gains transferred to held to maturity	-	(8,821)
	(996)	(7,733)
Held to maturity securities:
Net unrealized gain on securities transferred	-	8,821
Reclassification to operations	(428)	(188)
	(428)	8,633
Cash flow hedges:
Net unrealized loss	(1,692)	(767)
Reclassification to operations	277	303
	(1,415)	(464)
Total other comprehensive income items	$(2,839)	$436

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$(380)	$413
Reclassification to operations	1	-
Net unrealized holding gains transferred to held to maturity	-	(3,352)
	(379)	(2,939)
Held to maturity securities:
Net unrealized gain on securities transferred	-	3,352
Reclassification to operations	(162)	(72)
	(162)	3,280
Cash flow hedges:
Net unrealized loss	(643)	(291)
Reclassification to operations	105	115
	(538)	(176)
Total income tax provision	$(1,079)	$165
Other comprehensive income (loss), net of tax	(1,760)	271
Comprehensive income	$5,605	$7,603

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2016 and 2015

	Three months ended
	March 31,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,365	$7,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,199	903
Provision for loan losses	370	(789)
Stock-based compensation	969	1,165
Deferred income taxes	4,091	2,567
Excess tax benefit from stock-based compensation	-	(543)
Bank-owned life insurance	(357)	(344)
Net loss on securities, other assets and other real estate owned	3	31
Other operating activities, net	1,000	(410)
Changes in operating assets and liabilities:
Other assets	(213)	83
Other liabilities	(7,184)	(7,472)
Net cash provided by operating activities	7,243	2,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(5,559)	(4,057)
Proceeds from other investments	3,408	3,469
Purchase of investment securities available for sale	-	(413)
Purchase of investment securities held to maturity	(797)	(16,634)
Maturity, call and principal payments on investment securities available for sale	4,412	2,998
Maturity, call and principal payment on investment securities held to maturity	13,039	11,712
Net proceeds from sale of loans, OREO and repossessed assets	60	979
Loan originations and repayments, net	(21,365)	(43,311)
Purchase of premises and equipment	(1,034)	(363)
Net cash used in investing activities	(7,836)	(45,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	35,595	72,181
Net decrease in certificates of deposits	(2,943)	(17,255)
Net decrease in short-term borrowings	(25,473)	(39,469)
Net increase (decrease) in securities sold under agreements to repurchase	(8,318)	8,838
Proceeds from issuance of common stock	472	489
Taxes paid in net settlement of restricted stock	(855)	(1,141)
Dividends paid on common stock	(1,847)	(1,627)
Dividends paid on preferred stock	-	(143)
Excess tax benefit from stock-based compensation	-	543
Net cash provided by (used in) financing activities	(3,369)	22,416

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,962)	(20,681)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,312	91,565
CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,350	$70,884

See Notes to Condensed Consolidated Financial Statements

6 | Page

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of CoBiz Financial Inc. (Parent or Holding Company), and its wholly-owned subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; and CoBiz IM, Inc. (CoBiz IM); all collectively referred to as the “Company”, “CoBiz”, “we”, “us”, or “our” conform to accounting principles generally accepted in the United States of America for interim financial information and prevailing practices within the banking industry. The operations of the Company are comprised predominantly of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

Organization — The Bank is a commercial banking institution with nine locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and four in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.

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

Basis of Presentation —These financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at March 31, 2016 or December 31, 2015.

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

	Three months ended
	March 31,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$2,252	$1,798
Income taxes	2,724	2,990

Other noncash activities:
Available for sale securities transferred to held to maturity	$-	$288,598
Loans transferred to held for sale	60	979

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At March 31, 2016 and December 31, 2015, the Company had no trading securities.

Available for sale securities consist of bonds, notes and debentures (including corporate debt and trust preferred securities (TPS)) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.

Investment securities held to maturity consist of residential mortgage-backed securities (MBS), bonds, notes and debentures for which the Company has the intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

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

8 | Page

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

9 | Page

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

Bank-Owned Life Insurance (BOLI) – The Bank invested in BOLI policies to fund certain future employee benefit costs.  The policies are recorded at net realizable value.  Changes in the amount that could be realized and amounts realized from policy claims are recorded in the Condensed Consolidated Statements of Income as “Other Income”.

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

Loss From Discontinued Operations, Net of Income Taxes —   During the first quarter of 2015, the Company ceased the operations of its investment banking subsidiary due to increasing regulatory compliance costs and to focus on activities that provide recurring revenue. Investment banking revenue was transactional and highly dependent on deal volume which could vary significantly from period to period.

2.  Recent Accounting Pronouncements

Effective January 2016, the Company prospectively adopted Accounting Standard Update (ASU) 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting or Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. The adoption of ASU 2015-05 did not have a material effect on the Company’s financial statements or disclosures.

10 | Page

In February 2016, the Financial Accounting Standard Board (FASB) issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (ASU 2016-05).  ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument (a novation) that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  Public business entities have the option to apply this ASU on a prospective basis or a modified retrospective basis.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The Company intends to apply this guidance prospectively and does not expect it to have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments (ASU 2016-06).  ASU 2016-06 clarifies the steps required to determine if an embedded derivative should be bifurcated from a host contract in order to resolve diversity in practice.  For public business entities, this ASU will be applied on a modified retrospective basis for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The Company is currently evaluating the effects of ASU 2016-06 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07).  ASU 2016-07 was issued as part of the FASB’s initiative to identify, evaluate and improve  areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining the usefulness of the information in the financial statements.  ASU 2016-07 eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence.  For public business entities, this ASU will be applied on a prospective basis for annual periods and interim periods within those annual periods beginning after December 15, 2016.  The Company does not expect the adoption of ASU 2016-06 to have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08).  ASU 2016-08 clarifies the implementation guidance in ASU 2014-09, Revenue from Contracts with Customers, on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the effects of ASU 2014-09 and ASU 2016-08 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  ASU 2016-09 includes provisions intended to simplify various aspects related to accounting for and presentation of share-based payments in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted for financial statements that have not been previously issued.  The Company early adopted the provisions of ASU 2016-09 during the quarter ended March 31, 2016.  The cumulative effect adjustment from the modified retrospective transition of the income tax consequences, forfeitures and the classification of awards did not have a material effect on the Company’s financial statements or disclosures.  Changes to the statement of cash flows will be applied prospectively beginning in the first quarter of 2016.  See Note 9 - Employee Benefit and Stock Compensation Plans.

11 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three months ended March 31, 2016 and 2015.  Net loss per common share from discontinued operations was not material in the presented periods and have been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2016	2015
Net income from continuing operations	$7,365	$7,403
Net loss from discontinued operations	-	(71)
Net income	7,365	7,332
Preferred stock dividends	-	(143)
Net income available to common shareholders	7,365	7,189
Dividends and undistributed earnings allocated to participating securities	(88)	(105)
Earnings allocated to common shares (1)	$7,277	$7,084

Weighted average common shares - issued	41,181,211	40,831,064
Average unvested restricted share awards	(490,931)	(590,683)
Weighted average common shares outstanding - basic	40,690,280	40,240,381
Effect of dilutive stock options and awards outstanding	138,612	215,352
Weighted average common shares outstanding - diluted	40,828,892	40,455,733
Weighted average antidilutive securities outstanding (2)	209,792	273,409

Basic earnings per common share	$0.18	$0.18
Diluted earnings per common share	$0.18	$0.18

Dividends declared per share	$0.045	$0.04

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At March 31, 2016				At December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$44,898	$1,683	$1,998	$44,583	$44,845	$1,684	$446	$46,083
Corporate debt securities	97,761	2,001	-	99,762	102,273	1,632	169	103,736
Municipal securities	3,777	113	15	3,875	3,787	99	20	3,866
Total AFS	$146,436	$3,797	$2,013	$148,220	$150,905	$3,415	$635	$153,685
Held to maturity securities (HTM):
Mortgage-backed securities	$298,843	$1,012	$1,036	$298,819	$312,658	$99	$2,059	$310,698
Trust preferred securities	10,547	267	369	10,445	10,524	816	85	11,255
Municipal securities	23,387	356	-	23,743	23,484	151	12	23,623
Total HTM	$332,777	$1,635	$1,405	$333,007	$346,666	$1,066	$2,156	$345,576

12 | Page

The amortized cost and estimated fair value of investments in debt securities at March 31, 2016, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$31,758	$32,148	$-	$-
Due after one year through five years	51,454	52,435	19,391	19,679
Due after five years through ten years	18,327	19,055	3,431	3,496
Due after ten years	44,897	44,582	11,112	11,013
Mortgage-backed securities	-	-	298,843	298,819
	$146,436	$148,220	$332,777	$333,007

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $156.5 million and $157.3 million were pledged to secure public deposits of $128.5 million and $113.6 million at March 31, 2016 and December 31, 2015, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at March 31, 2016 and December 31, 2015.

There were 123 and 168 securities in the tables below at March 31, 2016 and December 31, 2015, respectively, in an unrealized loss position.

	March 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$25,853	$1,991	$995	$7	$26,848	$1,998
Municipal securities	938	15	-	-	938	15
Total AFS	$26,791	$2,006	$995	$7	$27,786	$2,013

HTM
Mortgage-backed securities	$94,247	$681	$25,828	$355	$120,075	$1,036
Trust preferred securities	4,013	235	733	134	4,746	369
Total HTM	$98,260	$916	$26,561	$489	$124,821	$1,405

13 | Page

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$15,294	$439	$995	$7	$16,289	$446
Corporate debt securities	33,591	169	-	-	33,591	169
Municipal securities	431	20	-	-	431	20
Total AFS	$49,316	$628	$995	$7	$50,311	$635

HTM
Mortgage-backed securities	$281,547	$2,059	$-	$-	$281,547	$2,059
Trust preferred securities	-	-	780	85	780	85
Municipal securities	2,604	12	-	-	2,604	12
Total HTM	$284,151	$2,071	$780	$85	$284,931	$2,156

Other investments at March 31, 2016 and December 31, 2015, consist of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Bank stocks — at cost	$11,843	$10,289
Investment in statutory trusts — equity method	2,172	2,172
Total	$14,015	$12,461

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At March 31, 2016, the Company did not consider the investment to be other-than-temporarily impaired.

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

14 | Page

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at March 31, 2016 and December 31, 2015 were as follows:

(in thousands)	At March 31, 2016	At December 31, 2015
Commercial	$1,180,598	$1,174,570
Real estate - mortgage	1,010,290	1,017,072
Construction & land	209,349	202,011
Consumer	258,271	253,240
Other	58,660	52,616
Loans held for investment	2,717,168	2,699,509

Allowance for loan losses	(35,285)	(40,686)
Unearned net loan fees	(280)	(304)
Total net loans	$2,681,603	$2,658,519

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit had a $103.0 million outstanding balance at March 31, 2016, which was collateralized by loans of $879.5 million with a lending value of $609.0 million.

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

15 | Page

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2016 and December 31, 2015 is summarized below:

	At March 31, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$121,238	$2,970	$124,208
Finance and insurance	69,952	33	69,985
Healthcare	130,429	445	130,874
Real estate services	109,669	1,403	111,072
Construction	54,657	1,772	56,429
Public administration	222,317	9,615	231,932
Other	424,679	31,419	456,098
	1,132,941	47,657	1,180,598
Real estate - mortgage
Residential & commercial owner-occupied	426,369	6,818	433,187
Residential & commercial investor	576,063	1,040	577,103
	1,002,432	7,858	1,010,290

Construction & land	207,105	2,244	209,349

Consumer	257,986	285	258,271
Other	56,004	2,656	58,660
Total loans held for investment	$2,656,468	$60,700	$2,717,168
Unearned net loan fees			(280)
Net loans held for investment			$2,716,888

	At December 31, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$132,083	$2,967	$135,050
Finance and insurance	64,243	36	64,279
Healthcare	126,049	462	126,511
Real estate services	117,283	1,580	118,863
Construction	56,581	1,325	57,906
Public administration	211,373	9,739	221,112
Other	425,233	25,616	450,849
	1,132,845	41,725	1,174,570
Real estate - mortgage
Residential & commercial owner-occupied	431,805	5,050	436,855
Residential & commercial investor	577,835	1,057	578,892
Other	1,325	-	1,325
	1,010,965	6,107	1,017,072

Construction & land	201,984	27	202,011

Consumer	252,869	371	253,240
Other	49,768	2,848	52,616
Total loans held for investment	$2,648,431	$51,078	$2,699,509
Unearned net loan fees			(304)
Net loans held for investment			$2,699,205

16 | Page

Transactions in the allowance for loan losses by segment for the three months ended March 31, 2016 and 2015 are summarized below:

	Three months ended March 31,
(in thousands)	2016	2015
Allowance for loan losses, beginning of period
Commercial	$24,215	$14,614
Real estate - mortgage	10,372	12,463
Construction & land	2,111	2,316
Consumer	2,592	2,329
Other	643	488
Unallocated	753	555
Total	40,686	32,765

Provision
Commercial	$876	$756
Real estate - mortgage	(350)	(1,536)
Construction & land	(344)	(172)
Consumer	107	(27)
Other	35	292
Unallocated	46	(102)
Total	370	(789)

Charge-offs
Commercial	$(6,368)	$(240)
Real estate - mortgage	-	(148)
Construction & land	-	(104)
Consumer	(5)	(20)
Other	-	(280)
Total	(6,373)	(792)

Recoveries
Commercial	$93	$48
Real estate - mortgage	6	1,082
Construction & land	499	188
Consumer	4	-
Total	602	1,318

Allowance for loan losses, end of period
Commercial	$18,816	$15,178
Real estate - mortgage	10,028	11,861
Construction & land	2,266	2,228
Consumer	2,698	2,282
Other	678	500
Unallocated	799	453
Total	$35,285	$32,502

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

17 | Page

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

18 | Page

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At March 31, 2016				At December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$24,554	$4,984	$1,156,631	$13,832	$33,927	$10,975	$1,141,452	$13,240
Real estate - mortgage	6,779	297	1,002,903	9,731	6,521	320	1,009,747	10,052
Construction & land	2,560	160	206,141	2,106	2,610	192	198,671	1,919
Consumer	874	159	257,471	2,539	855	56	252,462	2,536
Other	-	-	58,975	678	-	-	52,960	643
Unallocated	-	-	-	799	-	-	-	753
Total	$34,767	$5,600	$2,682,121	$29,685	$43,913	$11,543	$2,655,292	$29,143

Information on impaired loans at March 31, 2016 and December 31, 2015 is reported in the following tables:

	At March 31, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$4,953	$4,741	$4,741	$-	$427
Finance and insurance	33	33	33	-	33
Healthcare	225	225	225	-	14
Real estate services	7,526	7,526	7,526	-	504
Construction	1,482	1,434	1,434	-	163
Other	18,464	10,595	9,893	702	3,843
	32,683	24,554	23,852	702	4,984
Real estate - mortgage
Residential & commercial owner-occupied	2,086	2,086	1,468	618	172
Residential & commercial investor	4,693	4,693	4,693	-	125
	6,779	6,779	6,161	618	297

Construction & land	2,593	2,560	2,534	26	160
Consumer	874	874	848	26	159
Total	$42,929	$34,767	$33,395	$1,372	$5,600

19 | Page

	At December 31, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,002	$4,795	$4,795	$-	$476
Finance and insurance	36	36	36	-	36
Healthcare	125	125	125	-	9
Real estate services	7,638	7,638	7,638	-	559
Construction	1,906	1,874	1,874	-	309
Other	20,847	19,459	19,451	8	9,586
	35,554	33,927	33,919	8	10,975
Real estate - mortgage
Residential & commercial owner-occupied	1,790	1,790	1,479	311	185
Residential & commercial investor	4,731	4,731	4,731	-	135
	6,521	6,521	6,210	311	320

Construction & land	2,643	2,610	2,583	27	192
Consumer	855	855	746	109	56
Total	$45,573	$43,913	$43,458	$455	$11,543

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

	Impaired loans
	Three months ended March 31,
	2016		2015
(in thousands)	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$4,767	$52	$5,553	$84
Finance and insurance	34	-	192	3
Healthcare	158	3	-	-
Real estate services	7,566	66	8,392	74
Construction	1,627	17	1,537	18
Other	15,773	87	4,381	28
	29,925	225	20,055	207
Real estate - mortgage
Residential & commercial owner-occupied	1,882	13	2,464	10
Residential & commercial investor	4,706	39	5,223	40
	6,588	52	7,687	50

Construction & land	2,577	21	3,272	29

Consumer	806	9	959	6
Other	-	-	81	2
Total	$39,896	$307	$32,054	$294

20 | Page

The table below summarizes transactions related to troubled debt restructurings during the three months ended March 31, 2016.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2015	$28,196	$13,837	$42,033
New restructurings	324	1,600	1,924
Change in accrual status	(912)	912	-
Net paydowns	(1,085)	(3,701)	(4,786)
Net charge-offs	-	(6,191)	(6,191)
Ending balance at March 31, 2016	$26,523	$6,457	$32,980

The below table provides information regarding troubled debt restructurings that occurred during the three months ended March 31, 2016 and 2015.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended March 31, 2016			Three months ended March 31, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$50	$24	3	$1,926	$1,802
Healthcare	1	100	100	-	-	-
Construction	-	-	-	2	858	30
Other	2	1,800	1,800	4	632	176
	4	1,950	1,924	9	3,416	2,008
Real estate - mortgage
Residential and commercial owner-occupied	-	-	-	1	369	364
Consumer	-	-	-	1	148	146
Total	4	$1,950	$1,924	11	$3,933	$2,518

Troubled debt restructurings during the three months ended March 31, 2016 and 2015 resulted primarily from the extension of repayment terms and interest rate reductions.  The Company had no charge-offs in conjunction with loans restructured during the three months ended March 31, 2016 and 2015.

The following table presents troubled loans restructured within the past 12 months that had a payment default during the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016		2015
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Manufacturing	-	$-	1	$55
Other	1	123	1	247
	1	123	2	302

Other	-	-	1	76
Total	1	$123	3	$378

At March 31, 2016 and December 31, 2015, there were $2.1 million and $1.7 million in outstanding commitments on restructured loans, respectively.

21 | Page

The Company’s nonaccrual loans by class at March 31, 2016 and December 31, 2015 are reported in the following table:

(in thousands)	At March 31, 2016	At December 31, 2015
Commercial
Manufacturing	$1,030	$1,045
Finance and insurance	33	36
Real estate services	61	91
Construction	416	451
Other	5,769	13,486
Total commercial	7,309	15,109

Residential & commercial owner-occupied	797	499
Construction & land	26	27
Consumer	112	82
Total nonaccrual loans	$8,244	$15,717

The tables below summarize the aging of the Company’s loan portfolio at March 31, 2016 and December 31, 2015.  The Company did not have any loans 90 days or more past due and accruing at March 31, 2016.

	At March 31, 2016
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$-	$-	$-	$-	$124,208	$124,208
Finance and insurance	33	-	-	33	69,952	69,985
Healthcare	-	-	-	-	130,874	130,874
Real estate services	-	-	-	-	111,072	111,072
Construction	146	-	-	146	56,283	56,429
Public administration	-	-	-	-	231,932	231,932
Other	599	231	70	900	455,198	456,098
	778	231	70	1,079	1,179,519	1,180,598
Real estate - mortgage
Residential & commercial owner-occupied	-	-	317	317	432,870	433,187
Residential & commercial investor	-	-	-	-	577,103	577,103
	-	-	317	317	1,009,973	1,010,290

Construction & land	-	-	-	-	209,349	209,349

Consumer	109	11	-	120	258,151	258,271
Other	26	-	-	26	58,634	58,660
Total loans held for investment	$913	$242	$387	$1,542	$2,715,626	$2,717,168
Unearned net loan fees						(280)
Net loans held for investment						$2,716,888

22 | Page

	At December 31, 2015
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$24	$-	$-	$24	$135,026	$135,050	$-
Finance and insurance	-	-	-	-	64,279	64,279	-
Healthcare	323	-	-	323	126,188	126,511	-
Real estate services	183	-	-	183	118,680	118,863	-
Construction	-	-	-	-	57,906	57,906	-
Public administration	-	-	-	-	221,112	221,112	-
Other	173	185	2,125	2,483	448,366	450,849	-
	703	185	2,125	3,013	1,171,557	1,174,570	-
Real estate - mortgage
Residential & commercial owner-occupied	-	317	-	317	436,538	436,855	-
Residential & commercial investor	-	-	-	-	578,892	578,892	-
Other	-	-	-	-	1,325	1,325	-
	-	317	-	317	1,016,755	1,017,072	-

Construction & land	156	-	-	156	201,855	202,011	-

Consumer	-	89	505	594	252,646	253,240	505
Other	-	-	-	-	52,616	52,616	-
Total loans held for investment	$859	$591	$2,630	$4,080	$2,695,429	$2,699,509	$505
Unearned net loan fees						(304)
Net loans held for investment						$2,699,205

6.  Accumulated Other Comprehensive Income (Loss)

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Three months ended
	March 31,
AOCI component (in thousands)	2016	2015	Line item in Condensed Consolidated Statement of Income
Available for sale securities:
Realized loss	$(3)	$-	Net loss on securities, other assets and OREO
Tax benefit	1	-	Provision for income taxes
Subtotal	(2)	-
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	428	188	Interest on taxable / nontaxable securities
Tax provision	(162)	(72)	Provision for income taxes
Subtotal	266	116
Cash flow hedges:
Loans	165	232	Interest and fees on loans
Debt	(442)	(535)	Interest on subordinated debentures and notes payable
Realized loss	(277)	(303)
Tax benefit	105	115	Provision for income taxes
Subtotal	(172)	(188)

Total reclassifications out of AOCI	$92	$(72)

23 | Page

The following table provides the beginning and ending balances of AOCI and changes during the three months ended March 31, 2016.

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2015	$1,724	$4,289	$(2,730)	$3,283
Other comprehensive income items	(619)	-	(1,049)	(1,668)
Reclassifications	2	(266)	172	(92)
Other comprehensive loss, net of tax	(617)	(266)	(877)	(1,760)
Balance at March 31, 2016	$1,107	$4,023	$(3,607)	$1,523

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

At March 31, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $16.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $15.3 million against its obligations under these agreements.  At March 31, 2016, the Company was not in default under any of its debt or capitalization covenants.

24 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2016	2015	classification	2016	2015
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$-	$578	Accrued interest and other liabilities	$7,056	$4,981
Fair value hedge - interest rate swap	Other assets	$6	$117	Accrued interest and other liabilities	$3,733	$1,574

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,580	$3,092	Accrued interest and other liabilities	$4,844	$3,275
Foreign exchange forward contracts	Other assets	$118	$109	Accrued interest and other liabilities	$211	$59

The tables below include information about financial instruments that are eligible to offset as required by ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

	At March 31, 2016
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$6	$-	$6	$(6)	$-	$-
Derivatives not designated as hedges(1)	4,698	-	4,698	-	-	4,698
Total	$4,704	$-	$4,704	$(6)	$-	$4,698

	At March 31, 2016
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(10,789)	$-	$(10,789)	$6	$10,783	$-
Derivatives not designated as hedges(2)	(5,055)	-	(5,055)	-	4,273	(782)
Securities sold under agreements to repurchase(3)	(39,141)	-	(39,141)	-	39,141	-
Total	$(54,985)	$-	$(54,985)	$6	$54,197	$(782)

	At December 31, 2015
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$695	$-	$695	$(316)	$-	$379
Derivatives not designated as hedges(1)	3,201	-	3,201	(88)	-	3,113
Total	$3,896	$-	$3,896	$(404)	$-	$3,492

	At December 31, 2015
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,555)	$-	$(6,555)	$316	$6,239	$-
Derivatives not designated as hedges(2)	(3,334)	-	(3,334)	88	2,935	(311)
Securities sold under agreements to repurchase(3)	(47,459)	-	(47,459)	-	47,459	-
Total	$(57,348)	$-	$(57,348)	$404	$56,633	$(311)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

25 | Page

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the three months ended March 31, 2016, the Company terminated five interest rate swaps with a notional value of $75.0 million that had fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  Upon termination, the Company had an unrealized gain of $1.3 million in AOCI.  The unrealized gain will continue to be reported in AOCI, and will be reclassified to interest income over a period of three years.

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during  the three months ended March 31, 2016 and 2015.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/paid on the Company’s variable-rate assets/liabilities.  During the next 12 months, the Company estimates that $1.6 million will be reclassified as an increase to interest expense and $0.6 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At March 31, 2016, the Company had interest rate swaps with a notional amount of $64.3 million used to hedge the change in the fair value of eleven commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” during the three months ended March 31, 2016 representing hedge ineffectiveness was $0.2 million.  During the three months ended March 31, 2015, hedge ineffectiveness was immaterial.

26 | Page

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At March 31, 2016, the Company had 92 interest-rate swaps with an aggregate notional amount of $192.7 million related to this program.  During the three months ended March 31, 2016 and 2015, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At March 31, 2016, the Company’s foreign currency holdings included British pounds, Euro, Swiss Franc, Japanese Yen, Mexican Pesos, and New Zealand, Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statement of Income.  At March 31, 2016, the Company had forward contracts with a notional amount of $9.6 million that mature in 2016.  Net gains recognized and included in “Other income” during the three months ended March 31, 2016 and 2015 on foreign exchange forward contracts were immaterial.

8.  Borrowed Funds

Securities sold under agreements to repurchase at March 31, 2016 and December 31, 2015 are summarized below.

	March 31,	December 31,
(in thousands)	2016	2015
Securities sold under agreements to repurchase (secured by pledge of principally mortgage-backed securities with an estimated fair value of $52,567 and $49,882, respectively)	$39,141	$47,459

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At March 31, 2016, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

9.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $1.0 million and $1.2 million, respectively.  As discussed in Note 2 – Recent Accounting Pronouncements, the Company has adopted the amendments to share-based compensation

27 | Page

accounting in ASU 2016-09.  In accordance with ASU 2016-09, beginning in 2016 the Company has elected a policy to account for forfeitures as they occur.

The following table summarizes changes in option awards during three months ended March 31, 2016:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2015	461,050	$8.87
Granted	17,500	10.72
Exercised	(47,950)	7.69
Forfeited	(200)	7.11
Outstanding at March 31, 2016	430,400	$9.08
Exercisable at March 31, 2016	311,241	$8.28

The weighted average grant date fair value of options granted three months ended March 31, 2016 was $2.35.

The following table summarizes changes in stock awards during the three months ended March 31, 2016.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2015	500,034	$10.85
Granted	250,294	11.43
Vested	(269,021)	10.44
Forfeited	(127)	11.50
Unvested at March 31, 2016	481,180	$11.39

At March 31, 2016, there was $5.4 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.2 years.

10. Leases

The Company has various operating lease agreements for office space. In January 2016, the Company entered into a new lease for facilities located at 1401 Lawrence Street, Denver, Colorado. The leased space will become the new headquarters for the Company and includes 44,010 square feet of office space and 4,000 square feet of ground level retail space for a banking facility.  The Company will take possession of the space on June 1, 2016 and expects to relocate and commence operations from that location in December 2016.  The lease term is for 12 years with rents escalating 2% annually.  Scheduled rents for the new headquarters lease are included in the five-year lease obligations table below. In addition to the new headquarters lease, the Company extended the lease for its current headquarters to retain the space through December 2016 with the option to extend up to an additional three months.  Rents under the extension are also included in the table below.

(in thousands)	At March 31, 2016
2016 (remainder)	$4,154
2017	4,653
2018	4,425
2019	4,118
2020	3,031
Thereafter	14,918
Total	$35,299

28 | Page

11.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three months ended March 31, 2016 and 2015 by segment.

	Three months ended March 31, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$31,103	$-	$92	$31,195
Total interest expense	1,146	5	1,815	2,966
Provision for loan losses	382	-	(12)	370
Noninterest income	2,855	4,500	333	7,688
Noninterest expense	10,480	4,269	11,083	25,832
Management fees and allocations, net of tax	5,973	425	(6,398)	-
Provision (benefit) for income taxes	7,138	97	(4,885)	2,350
Net income (loss)	$8,839	$(296)	$(1,178)	$7,365

	Three months ended March 31, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$28,873	$1	$1,090	$29,964
Total interest expense	977	12	974	1,963
Provision for loan losses	(729)	-	(60)	(789)
Noninterest income	2,666	4,446	206	7,318
Noninterest expense	9,677	3,930	11,756	25,363
Management fees and allocations, net of tax	6,444	303	(6,747)	-
Provision (benefit) for income taxes	7,428	215	(4,301)	3,342
Net income (loss) from continuing operations	$7,742	$(13)	$(326)	$7,403
Net loss from discontinued operations	-	(71)	-	(71)
Net income (loss)	$7,742	$(84)	$(326)	$7,332

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

29 | Page

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

Assets and liabilities measured on a recurring basis

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities – At March 31, 2016, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at March 31, 2016 on TPS Level 3 securities was immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At March 31, 2016 and December 31, 2015, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall

30 | Page

derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$44,583	$13,170	$25,840	$5,573
Corporate debt securities	99,762	-	99,762	-
Municipal securities	3,875	-	3,875	-
Total available for sale securities	$148,220	$13,170	$129,477	$5,573

Derivatives:
Fair value hedges	$6	$-	$6	$-
Non-designated hedges	4,580	-	4,580	-
Foreign exchange forward contracts	118	-	118	-
Total derivative assets	$4,704	$-	$4,704	$-

Liabilities
Derivatives:
Cash flow hedges	$7,056	$-	$7,056	$-
Fair value hedges	3,733	-	3,733	-
Non-designated hedges	4,844	-	4,844	-
Foreign exchange forward contracts	211	-	211	-
Total derivative liabilities	$15,844	$-	$15,844	$-

31 | Page

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$46,083	$13,090	$27,183	$5,810
Corporate debt securities	103,736	-	103,736	-
Municipal securities	3,866	-	3,866	-
Total available for sale securities	$153,685	$13,090	$134,785	$5,810

Derivatives:
Cash flow hedges	$578	$-	$578	$-
Fair value hedges	117	-	117	-
Non-designated hedges	3,092	-	3,092	-
Foreign exchange forward contracts	109	-	109	-
Total derivative assets	$3,896	$-	$3,896	$-

Liabilities
Derivatives:
Cash flow hedges	$4,981	$-	$4,981	$-
Fair value hedge	1,574	-	1,574	-
Non-designated hedges	3,275	-	3,275	-
Foreign exchange forward contracts	59	-	59	-
Total derivative liabilities	$9,889	$-	$9,889	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended March 31,
(in thousands)	2016	2015
Beginning balance	$5,810	$6,754
Transfers	-	-
Net accretion	15	15
Sales / calls / maturities	-	(995)
Unrealized loss included in comprehensive income	(252)	(265)
Ending balance	$5,573	$5,509

Assets and liabilities measured on a nonrecurring basis

Fair value is used on a nonrecurring basis to evaluate certain financial assets and financial liabilities in specific circumstances.  Similarly, fair value is used on a nonrecurring basis for nonfinancial assets and nonfinancial liabilities such as foreclosed assets, other real estate owned, intangible assets, nonfinancial assets and liabilities evaluated in a goodwill impairment analysis and other nonfinancial assets measured at fair value for purposes of assessing impairment.  A description of the valuation methodologies used for financial and nonfinancial assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy, is set forth below.

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

32 | Page

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

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2016
Impaired loans	$4,347	$-	$-	$4,347
OREO	$5,351	$-	$-	$5,351

At December 31, 2015
Impaired loans	$6,296	$-	$-	$6,296
OREO	$5,351	$-	$-	$5,351

Gains and losses recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain (loss) for the three months ended
(in thousands)	March 31, 2016	March 31, 2015
Impaired loans	$241	$652
OREO	$-	$(33)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	March 31, 2016	December 31, 2015
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

Below is a summary of OREO transactions for three months ended March 31, 2016:

(in thousands)	OREO
Beginning OREO balance	$5,079
OREO sales	-
Valuation adjustments	-
Ending OREO balance	$5,079

33 | Page

The following tables provide information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2016 and December 31, 2015.

	At March 31, 2016
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$5,573	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	15%	1% to 18%
Impaired loans:
Commercial	$2,909	Sales comparison (1)	Management discount for asset type	74%	0% - 92%
Commercial	593	Sales comparison (2)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	793	Sales comparison (2)	Sales comparison adjustments	8%	(15)% to 17%
Construction & land	26	Sales comparison (2)	Sales comparison adjustments	0%	NA
Consumer	26	Sales comparison (2)	Sales comparison adjustments	(2)%	NA
Total impaired loans	$4,347
OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type and recent market volatility	0% %	NA
Construction & land	5,161	Property appraisals (2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

	At December 31, 2015
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$5,810	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	15%	1% to 18%
Impaired loans:
Commercial	$5,006	Sales comparison (1)	Management discount for asset type	47%	0% to 81%
Commercial	667	Sales comparison (2)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	487	Sales comparison (2)	Sales comparison adjustments	12%	(15)% to 17%
Construction & land	27	Sales comparison (2)	Sales comparison adjustments	(24)%	NA
Consumer	109	Sales comparison (2)	Sales comparison adjustments	11%	(2)% to 14%
Total impaired loans	$6,296
OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type and recent market volatility	0%	0%
Construction & land	5,161	Property appraisals (2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation

34 | Page

methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$63,350	$63,350	$67,312	$67,312
Investment securities available for sale	148,220	148,220	153,685	153,685
Investment securities held to maturity	332,777	333,007	346,666	345,576
Other investments	2,172	2,172	2,172	2,172
Loans — net	2,681,603	2,686,643	2,658,519	2,647,448
Accrued interest receivable	10,784	10,784	10,362	10,362
Derivatives	4,704	4,704	3,896	3,896

Financial liabilities:
Deposits	$2,774,364	$2,774,206	$2,741,712	$2,741,366
Securities sold under agreements to repurchase	39,141	37,837	47,459	45,474
Other short-term borrowings	106,527	106,527	132,000	132,000
Accrued interest payable	1,848	1,848	1,134	1,134
Subordinated notes payable	59,050	61,804	59,031	59,080
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	15,844	15,844	9,889	9,889

The fair value estimation methodologies utilized by the Company for financial instruments and the classification level within the fair value hierarchy that those instruments fall are summarized as follows:

Cash and cash equivalents — The carrying amount of cash and cash equivalents is a reasonable estimate of fair value which is classified as Level 2.

Other investments — Included in this category are the Company’s investments in other equity method investments.  Due to restrictions on transferability, it is not practical to estimate fair value on the Bank stocks which are excluded from the table above.  The fair value of other equity method investments approximates fair value and is classified as Level 2.

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

35 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.  Regulatory Matters

Beginning in 2016, a Capital Conservation Buffer (CCB) requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share buybacks and discretionary bonus payments when capital levels fall below prescribed levels.  The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%.  The CCB at March 31, 2016 was 4.1% and 4.5% for the Bank and Company, respectively. The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at March 31, 2016.

	At March 31, 2016
	Bank	Company	Capitalized Ratio
(in thousands)	Ratios	Ratios	Minimum	Well(1)
Common equity tier 1 capital	11.1%	9.1%	4.5%	6.5%
Tier 1 capital	11.1%	10.5%	6.0%	8.0%
Total capital	12.1%	13.7%	8.0%	10.0%
Tier 1 leverage	10.1%	9.6%	4.0%	5.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

14.  Supplemental Financial Data

Other noninterest income and other noninterest expense as shown in the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015 are detailed in the following tables.

	Three months ended
Other noninterest income	March 31,
(in thousands)	2016	2015
Loan fees	$491	$295
Other customer service fees	642	565
Bank-owned life insurance	357	344
Equity method investments	494	233
Interest rate swaps	(293)	75
Other	12	(132)
Total	$1,703	$1,380

36 | Page

	Three months ended
Other noninterest expense	March 31,
(in thousands)	2016	2015
Marketing and business development	$789	$659
Service contracts	1,214	914
Professional fees	619	625
Office supplies and delivery	330	343
Other	995	878
Total	$3,947	$3,419

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to these financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015. For a discussion of the segments included in our principal activities, see Note 11 of the Notes to the Condensed Consolidated Financial Statements on this Form 10-Q.

Executive Summary

CoBiz Financial Inc. is a $3.4 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.  Our operating segments include Commercial Banking and Fee-Based Lines.

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

Industry Overview

At its March 2016 meeting, the Federal Open Market Committee (FOMC) kept the target range for the federal funds rate at 25-50 basis points.  The FOMC noted that it will be appropriate to raise the target federal funds rate based on progress towards the objectives of maximum employment and 2% inflation. The FOMC notes that global economic and financial developments continue to pose risks. The stance of monetary policy remains accommodative and the FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate.

The national unemployment rate was 5.0% at both March 2016 and December 2015.  As of February 2016, Colorado’s unemployment rate was estimated to be 3.0%, compared to 3.5% at the end of 2015.  Arizona’s unemployment rate was estimated to be 5.5% in February 2016, compared to 5.9% at the end of 2015.

In the fourth quarter of 2015, FDIC insured commercial banks and savings institutions reported earnings that were 11.9% higher than the fourth quarter of 2014.  The industry net interest margin improved to 3.13%, the first time in five years it exceeded the prior year level.  Asset quality deteriorated, as quarterly charge-offs increased over the prior year period for the first time in 22 quarters.  Loan loss provisions followed the trend in asset quality, increasing by 45.5% in the fourth quarter, the largest quarterly total in three years.

37 | Page

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2016	2015
Net interest income before provision	$28,229	$28,001
Provision for loan losses	370	(789)
Noninterest income	7,688	7,318
Noninterest expense	25,832	25,363
Net income available to common shareholders	7,365	7,189

Diluted earnings per common share	$0.18	$0.18
Net interest margin	3.73%	4.06%
Return on average assets	0.88%	0.98%
Return on average shareholders' equity	10.74%	9.51%

•

Net interest income for the three months ended March 31, 2016 increased $0.2 million over the prior year quarter.  However, the net interest margin declined from 4.06% in the first quarter of 2015 to 3.73% in the first quarter of 2016.  In the first quarter of 2015, net interest income and the net interest margin were positively impacted by the collection of past due interest of $1.2 million on problem loan resolutions that did not reoccur in 2016.  Net interest income and the net interest margin in 2016 were impacted by $0.9 million of interest expense on the subordinated notes issued on June 25, 2015.

•	Provision for loan losses for the three months ended March 31, 2016 was $0.4 million compared to a provision release of $0.8 million in the first quarter of 2015.

•	Net income available to common shareholders for the three months ended March 31, 2016 was $7.4 million, an increase of $0.2 million from $7.2 million in the first quarter of 2015.

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2016	2015
Total assets	$3,357,000	$3,351,767
Total investments	495,012	512,812
Total loans	2,716,888	2,699,205
Total deposits	2,774,364	2,741,712
Total shareholders' equity	277,811	273,536

Allowance for loan losses	$35,285	$40,686
Nonperforming assets	13,323	21,301
Allowance for loan and credit losses to total loans	1.30%	1.51%
Nonperforming assets to total assets	0.40%	0.64%

•	The loan portfolio at March 31, 2016 increased $17.7 million, or 0.7%, over the balance at December 31, 2015.

•

The allowance for loan and credit losses was 1.30% of total loans at March 31, 2016 and 1.51% at December 31, 2015, respectively.  In the first quarter of 2016, the Company had net charge-offs of $5.8 million in the allowance for loan and credit losses, primarily due to a $6.0 million charge-off, reserved for during the fourth quarter 2015, relating to a single credit.

•	Total deposits at March 31, 2016 increased $32.7 million, or 1.2%, over the balance at December 31, 2015.

•	The Company’s total risk-based capital ratio was 13.7% at March 31, 2016

•	In January 2016, the Company entered into a lease agreement for the Company’s new headquarters facilities. The lease is for 48,010 square feet of total space. The Company will take possession of

38 | Page

the new facilities on June 1, 2016 and expects to relocate its headquarters offices in December 2016.

•

The Company closed two bank locations in the Arizona market in 2016, reducing the total number of banks in Arizona from six to four. The closures were part of the Company’s ongoing evaluation of its operations.  The Company remains committed to growing its presence in the Arizona market while efficiently managing the Company’s cost structure, including its occupancy costs.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial Condition

Total assets at March 31, 2016 were $3.36 billion, increasing $5.2 million or 0.2% from $3.35 billion at December 31, 2015.  Assets consist primarily of net loans and investment securities, accounting for 95% of total assets.  Total liabilities at March 31, 2016 and December 31, 2015 were $3.08 billion.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, comprised 91% of total liabilities.  Shareholders’ equity at March 31, 2016 was $277.8 million, an increase of $4.3 million or 1.6% from $273.5 million at December 31, 2015.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments accounted for 14.7% of total assets at March 31, 2016 and 15.3% at December 31, 2015.

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

Certain TPS and corporate debt securities held by the Company are subject to deduction from regulatory capital under the Corresponding Deduction Approach promulgated in Basel III.  These deductions are being phased in over a three-year period beginning in 2015, which will allow the Company to mitigate the impact of the deduction of the impacted securities through calls, maturities and sales.  As such, the Company expects its portfolio of TPS and corporate debt securities to continue to decrease in future periods.

The net unrealized gain on available for sale securities was $1.8 million at March 31, 2016 compared to $2.8 million at December 31, 2015.  The Company did not recognize any OTTI in earnings during the three months ended March 31, 2016.

39 | Page

	At March 31, 2016			Net	% of
	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain (loss)	gain
Mortgage-backed securities	$298,843	$298,819	62.2%	$(24)	(1.2)%
Trust preferred securities	55,445	55,028	11.4%	(417)	(20.7)%
Corporate debt securities	97,761	99,762	20.7%	2,001	99.4%
Municipal securities	27,164	27,618	5.7%	454	22.5%
Total	$479,213	$481,227	100.0%	$2,014	100.0%

Loans.  Gross loans increased $17.7 million to $2.72 billion at March 31, 2016, from $2.70 billion at December 31, 2015. In the period, the Company extended $247.2 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $223.1 million and gross charge-offs of $6.4 million.

	At March 31, 2016		At December 31, 2015		At March 31, 2015
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,181,185	44.1%	$1,175,379	44.2%	$1,034,189	42.8%
Owner-occupied real estate	432,712	16.1%	436,643	16.4%	427,838	17.7%
Investor real estate	576,970	21.5%	579,625	21.8%	546,947	22.6%
Construction & land	208,701	7.8%	201,281	7.6%	179,749	7.4%
Consumer	258,345	9.6%	253,317	9.5%	213,543	8.8%
Other	58,975	2.2%	52,960	2.0%	47,276	2.0%
Total loans	2,716,888	101.3%	2,699,205	101.5%	2,449,542	101.3%
Allowance for loan losses	(35,285)	(1.3)%	(40,686)	(1.5)%	(32,502)	(1.3)%
Total net loans	$2,681,603	100.0%	$2,658,519	100.0%	$2,417,040	100.0%

Geographically, Colorado loans totaled $1.8 billion, a decrease of $22.5 million from December 31, 2015.  Arizona loans totaled $894.1 million, an increase of $40.2 million from December 31, 2015.

The allowance for loan losses decreased $5.4 million during the first quarter of 2016 due to net charge-offs of $5.8 million, partially offset by a provision for loan losses of $0.4 million.  See the Provision and Allowance for Loan and Credit Losses section and Note 5 to the Condensed Consolidated Financial Statements for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $3.1 million to $19.1 million at March 31, 2016, from $22.2 million at December 31, 2015. The decrease was primarily related to the tax effect of annual bonus payments made in the first quarter of 2016 and the decrease in the allowance for loan losses.

Other Assets.  Other assets increased $6.3 million to $24.3 million at March 31, 2016, from $18.0 million at December 31, 2015.  The increase was primarily due to a $4.2 million tax receivable from the Company’s pre-payment of its 2016 tax liability and a $1.2 million increase in equity method investments from capital calls and appreciation.

Deposits.  Total deposits increased $32.7 million to $2.77 billion at March 31, 2016 from $2.74 billion at December 31, 2015.  Noninterest-bearing deposits at March 31, 2016 comprised 42.2% of total deposits.

40 | Page

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $248.5 million and $236.7 million in CDARS and ICS accounts at March 31, 2016 and December 31, 2015, respectively.

DEPOSITS AND CUSTOMER	At March 31, 2016		At December 31, 2015		At March 31, 2015
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$834,152	29.8%	$804,777	28.9%	$687,199	26.4%
Interest-bearing demand	600,415	21.3%	585,524	21.0%	589,401	22.6%
Savings	18,165	0.6%	18,078	0.6%	16,811	0.6%
Certificates of deposits under $100	21,078	0.7%	21,515	0.8%	23,405	0.9%
Certificates of deposits $100 and over	92,161	3.3%	94,260	3.4%	113,030	4.3%
Reciprocal CDARS	36,816	1.3%	37,223	1.3%	57,317	2.2%
Total interest-bearing deposits	1,602,787	57.0%	1,561,377	56.0%	1,487,163	57.0%
Noninterest-bearing demand deposits	1,171,577	41.6%	1,180,335	42.3%	1,060,054	40.7%
Total deposits	2,774,364	98.6%	2,741,712	98.3%	2,547,217	97.7%
Customer repurchase agreements	39,141	1.4%	47,459	1.7%	58,814	2.3%
Total deposits and customer repurchase agreements	$2,813,505	100.0%	$2,789,171	100.0%	$2,606,031	100.0%

Securities Sold Under Agreements to Repurchase.  Customer Repos are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to a limited number of customers. Our Customer Repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.  The Company has intentionally shifted customers out of Customer Repos and into other deposit products since 2014 to allow the Company more flexibility with its investment portfolio due to the reduced need of collateral for Customer Repos.  While the number of customers utilizing Customer Repos is not expected to grow, the balance will vary from period-to-period based on the operations of the underlying customers.

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At March 31, 2016, the Company had $106.5 million in short-term borrowings outstanding, compared to $132.0 million at the end of 2015.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $2.1 million to $27.9 million at March 31, 2016 from $25.9 million at December 31, 2015.  The increase is primarily due to a $6.0 million increase in derivative liabilities, offset by a $4.0 million decline in the bonus accrual due to payments made in the first quarter of 2016.  The values of derivative liabilities fluctuate based on projected future interest rates and vary from period-to-period, particularly on contracts with longer-term maturities.

41 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, followed by a discussion of the major components of our income, expense and performance.

			2016 vs 2015
INCOME STATEMENT	Three months ended		Increase
	March 31,		(decrease)
(in thousands)	2016	2015	Amount	%
Interest income	$31,195	$29,964	$1,231	4.1%
Interest expense	2,966	1,963	1,003	51.1%
NET INTEREST INCOME BEFORE PROVISION	28,229	28,001	228	0.8%
Provision for loan losses	370	(789)	1,159	(146.9)%
NET INTEREST INCOME AFTER PROVISION	27,859	28,790	(931)	(3.2)%
Noninterest income	7,688	7,318	370	5.1%
Noninterest expense	25,832	25,363	469	1.8%
INCOME BEFORE INCOME TAXES	9,715	10,745	(1,030)	(9.6)%
Provision for income taxes	2,350	3,342	(992)	(29.7)%
NET INCOME FROM CONTINUING OPERATIONS	7,365	7,403	(38)	(0.5)%
Net loss from discontinued operations	-	(71)	71	(100.0)%
NET INCOME	$7,365	$7,332	$33	0.5%

Annualized return on assets for the three months ended March 31, 2016 and 2015 was 0.88% and 0.98%, respectively.  The decline in the return on assets was primarily due to the $1.2 million increase in the provision for loan losses in the first quarter of 2016 over the same period in 2015.  Net income for the three months ended March 31, 2016 and 2015 was stable.  Noninterest income as a percentage of operating revenue (taxable equivalent) was 20.43% and 20.05% for the three months ended March 31, 2016 and 2015, respectively.  The Company’s tax equivalent efficiency ratio(1) was 68.63% and 69.42% for the three months ended March 31, 2016 and 2015, respectively.

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2016 and 2015.

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

42 | Page

.	Three months ended March 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$19,592	$27	0.55%	$20,652	$12	0.23%
Investment securities (1)	507,797	3,590	2.83%	486,460	3,527	2.90%
Loans (1)(2)	2,701,483	29,295	4.29%	2,409,171	27,597	4.58%
Total interest-earning assets	$3,228,872	$32,912	4.04%	$2,916,283	$31,136	4.27%

Noninterest-earning assets	122,215			121,727
Total assets	$3,351,087			$3,038,010

Liabilities and Shareholders' Equity
Deposits
Money market	$806,301	$543	0.27%	$681,749	$489	0.29%
Interest-bearing demand	575,072	206	0.14%	560,906	194	0.14%
Savings	17,998	3	0.07%	16,127	2	0.05%
Certificates of deposit
Reciprocal	37,013	15	0.16%	56,554	34	0.24%
Under $100	21,108	20	0.38%	23,739	24	0.41%
$100 and over	94,741	118	0.50%	120,002	151	0.51%
Total interest-bearing deposits	$1,552,233	$905	0.23%	$1,459,077	$894	0.25%
Other borrowings
Securities sold under agreements to repurchase	46,615	7	0.06%	54,707	10	0.07%
Other short-term borrowings	161,473	215	0.53%	80,680	51	0.25%
Long-term debt	131,206	1,839	5.54%	72,166	1,008	5.59%
Total interest-bearing liabilities	$1,891,527	$2,966	0.62%	$1,666,630	$1,963	0.47%
Noninterest-bearing demand accounts	1,156,250			1,036,539
Total deposits and interest-bearing liabilities	3,047,777			2,703,169
Other noninterest-bearing liabilities	27,447			22,084
Total liabilities	3,075,224			2,725,253
Total equity	275,863			312,757
Total liabilities and equity	$3,351,087			$3,038,010
Net interest income - taxable equivalent		$29,946			$29,173
Net interest spread			3.42%			3.80%
Net interest margin			3.73%			4.06%
Ratio of average interest-earning assets to average interest-bearing liabilities	170.70%			174.98%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three months ended March 31, 2016 grew 2.6% over the prior year period as a result of higher loan volume.  Average interest-earning assets for the three months ended March 31, 2016 increased $312.6 million to $3.23 billion from $2.92 billion in the prior year period.  The yield on average loans and interest-earning assets in the first quarter of 2015 benefited from recaptured interest from problem loan resolutions totaling $1.2 million.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 13 basis points (0.13%) for the three months ended March 31, 2016 compared to 15 basis points (0.15%) in the prior year period.  The average rate on total interest-bearing liabilities for the three months ended March 31, 2016 increased 15 basis points (0.15%) over the prior year period due to the subordinated notes issued in June 2015.

43 | Page

The following table presents noninterest income for the three months ended March 31, 2016 and 2015.

			2016 vs 2015
NONINTEREST INCOME	Three months ended March 31,		Increase (decrease)
(in thousands)	2016	2015	Amount	%
Service charges	$1,485	$1,493	$(8)	(0.5)%
Investment advisory income	1,450	1,495	(45)	(3.0)%
Insurance income	3,050	2,950	100	3.4%
Other income	1,703	1,380	323	23.4%
Total noninterest income	$7,688	$7,318	$370	5.1%

Service Charges. Service charges primarily consist of fees earned from treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges are influenced by the earnings credit, transaction volumes and the balance of deposits serviced by treasury management.

Investment Advisory Income.  Investment advisory income declined 3.0% during the three months ended March 31, 2016 over the prior year period.  Fees earned are generally based on a percentage of assets under management (AUM), and market valuations have a direct impact on AUM.  AUM totaled $841.4 million at March 31, 2016 compared to $883.7 million at March 31, 2015.  Equity markets were volatile during the first quarter of 2016, with most indices declining.  If this trend continues, future investment advisory income may be adversely impacted.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income remained relatively stable with a $0.1 million increase during the three months ended March 31, 2016 compared to the prior year period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income for the three months ended March 31, 2016 increased $0.3 million from the prior year period due to a $0.3 million increase in earnings on equity method investments.  Income on equity method investments varies due to the performance of the underlying investments.

The following table presents noninterest expense for the three months ended March 31, 2016 and 2015.

			2016 vs 2015
NONINTEREST EXPENSE	Three months ended March 31,		Increase (decrease)
(in thousands)	2016	2015	Amount	%
Salaries and employee benefits	$16,660	$16,975	$(315)	(1.9)%
Share-based compensation expense	969	1,165	(196)	(16.8)%
Occupancy expenses, premises and equipment	3,490	3,149	341	10.8%
Amortization of intangibles	150	150	-	-%
FDIC and other assessments	457	448	9	2.0%
Other real estate owned and loan workout costs	156	26	130	500.0%
Net gain on securities, other assets and OREO	3	31	(28)	(90.3)%
Other expense	3,947	3,419	528	15.4%
Total noninterest expense	$25,832	$25,363	$469	1.8%

Salaries and Employee Benefits.  Salaries and employee benefits decreased $0.3 million or 1.9% for the three months ended March 31, 2016 over the prior year period. The decrease relates to the elimination of several job positions in the fourth quarter of 2015.  The Company had 526 full-time equivalent employees at March 31, 2016, down from 529 at March 31, 2015.

Share-based Compensation. The Company uses share-based compensation to recruit new employees and reward and retain existing employees.  The Company recognizes compensation costs for the grant-date fair value of awards issued to employees and expects to continue using share-based compensation in the future.

44 | Page

Costs associated with the plan are influenced by the number of participants in the stock bonus pool and the proportion of incentive compensation paid in cash versus stock.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased for the three months ended March 31, 2016, compared to the prior year period, primarily due to higher common area maintenance expenses from higher property tax assessments on our leased facilities.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three months ended March 31, 2016 have remained stable compared to the corresponding prior year period.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO remained relatively low during the three months ended March 31, 2016 and 2015.  These costs are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal and courier). Other operating expenses for the three months ended March 31, 2016 increased $0.5 million over the prior year period primarily as a result of higher marketing expenses and service contract costs.

Provision for Income Taxes.  The effective income tax rates for the three months ended March 31, 2016 and 2015 were 24% and 31%, respectively.  The decrease in the effective tax rate in 2016 compared to 2015 is due to growth in the Company’s tax-exempt loan and investment portfolios.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.  The early adoption of ASU 2016-09 reduced the effective tax rate 1.25% in the first quarter of 2016.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015	Increase (decrease)
Provision for loan losses	$370	$(789)	$1,159
Provision for credit losses (included in other expenses)	-	-	-
Total provision for loan and credit losses	$370	$(789)	$1,159

The Company recorded a $0.4 million and ($0.8) million in provision for loan losses for the three months ended March 31, 2016 and 2015, respectively. Although nonperforming assets declined in the first quarter of 2016 from the end of 2015, classified loans increased 18.8%, resulting in a loan loss provision during the current quarter.  The increase in classified loans is primarily attributed to two credits, one commercial and one construction credit.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans increased to $60.7 million at March 31, 2016 from $51.1 million at December 31, 2015 and $36.8 million at March 31, 2015.  At March 31, 2016 and December 31, 2015, the allowance for loan and credit losses was 1.30% and 1.51% of total loans, respectively.  At March 31, 2015, the allowance for loan and credit losses to total loans was 1.33%.  The ratio of allowance for loan and credit losses to nonperforming loans increased to 428.01% at March 31, 2016 from 250.81% at December 31, 2015.  The ratio of allowance for loan and credit losses to nonperforming loans at March 31, 2015 was 533.87%.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

45 | Page

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net charge-offs of $5.8 million and net recoveries of $0.5 million during the three months ended March 31, 2016 and 2015, respectively.  Activity in the allowance for loan and credit losses for the current and relevant prior year periods is summarized below:

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Allowance for loan losses at beginning of period	$40,686	$32,765	$32,765
Charge-offs:
Commercial	(6,368)	(588)	(240)
Real estate - mortgage	-	(186)	(148)
Construction & land	-	(107)	(104)
Consumer	(5)	(130)	(20)
Other	-	(285)	(280)
Total charge-offs	(6,373)	(1,296)	(792)
Recoveries:
Commercial	93	239	48
Real estate - mortgage	6	1,112	1,082
Construction & land	499	1,155	188
Consumer	4	19	-
Other	-	272	-
Total recoveries	602	2,797	1,318
Net recoveries (charge-offs)	(5,771)	1,501	526
Provision for loan losses charged to operations	370	6,420	(789)
Allowance for loan losses at end of period	$35,285	$40,686	$32,502

Ratio of net (recoveries) charge-offs to average loans	0.21%	(0.06)%	(0.02)%

46 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2016	2015	2015
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$505	$-
Nonaccrual loans:
Commercial	7,309	15,109	3,638
Real estate - mortgage	797	499	1,985
Construction & land	26	27	30
Consumer & other	112	82	435
Total nonaccrual loans	8,244	15,717	6,088
Total nonperforming loans	8,244	16,222	6,088
OREO and repossessed assets	5,079	5,079	5,786
Total nonperforming assets	$13,323	$21,301	$11,874

Performing renegotiated loans	$26,523	$28,196	$27,139
Classified loans	$60,700	$51,078	$36,792

Allowance for loan losses	$35,285	$40,686	$32,502
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$35,285	$40,686	$32,502
Nonperforming assets to total assets	0.40%	0.64%	0.38%
Nonperforming loans to total loans	0.30%	0.60%	0.25%
Nonperforming loans and OREO to total loans and OREO	0.49%	0.79%	0.48%
Allowance for loan and credit losses to total loans	1.30%	1.51%	1.33%
Allowance for loan and credit losses to nonperforming loans	428.01%	250.81%	533.87%

Nonperforming assets decreased $8.0 million or 37.5% at March 31, 2016, from December 31, 2015 and increased $1.4 million or 12.2% from March 31, 2015.  The decline in nonperforming assets during the first quarter of 2016 was driven by a partial charge-off on a single commercial loan.  Approximately 90.0% or $12.0 million of nonperforming assets at March 31, 2016 were concentrated in Colorado, while the remaining 10% or $1.3 million were in Arizona.  Nonperforming loans represented 61.9% of total nonperforming assets with the remaining 38.1% comprised of OREO.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 11 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three months ended March 31, 2016 and 2015 are presented below.

			2016 vs 2015
Commercial Banking	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2016	2015	Amount	%
Net interest income	$29,957	$27,896	$2,061	7.4%
Provision for loan losses	382	(729)	1,111	152.4%
Noninterest income	2,855	2,666	189	7.1%
Noninterest expense	10,480	9,677	803	8.3%
Provision for income taxes	7,138	7,428	(290)	(3.9)%
Net income before management fees and overhead allocations	14,812	14,186	626	4.4%
Management fees and overhead allocations, net of tax	5,973	6,444	(471)	(7.3)%
Net income	$8,839	$7,742	$1,097	14.2%

47 | Page

Net income for the Commercial Banking segment increased $1.1 million during the three months ended March 31, 2016 compared to the prior year period.  The increase was primarily a result of higher net interest income on increased loan volume partially offset by the provision for loan losses.  Noninterest income increased during the three months ended March 31, 2016 on higher earnings from equity method investments compared to the prior year period.  Noninterest expense was higher for the first quarter of 2016 compared to the prior year period on higher business development costs, facilities expense and service contract costs.

			2016 vs 2015
Fee-Based Lines	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2016	2015	Amount	%
Net interest income	$(5)	$(11)	$6	54.5%
Noninterest income	4,500	4,446	54	1.2%
Noninterest expense	4,269	3,930	339	8.6%
Provision for income taxes	97	215	(118)	(54.9)%
Net income before management fees and overhead allocations	129	290	(161)	(55.5)%
Net loss from discontinued operations	-	(71)	71	100.0%
Management fees and overhead allocations, net of tax	425	303	122	40.3%
Net loss	$(296)	$(84)	$(212)	(252.4)%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations decreased 55.5% during the three months ended March 31, 2016.  Growth in insurance income offset lower investment advisory fees, which are directly related to AUM.  Average AUM fell 5.1% in the current quarter compared to the first quarter of 2015.

			2016 vs 2015
Corporate Support and Other	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2016	2015	Amount	%
Net interest income	$(1,723)	$116	$(1,839)	nm %
Provision for loan losses	(12)	(60)	48	80.0%
Noninterest income	333	206	127	61.7%
Noninterest expense	11,083	11,756	(673)	(5.7)%
Benefit for income taxes	(4,885)	(4,301)	(584)	(13.6)%
Net loss before management fees and overhead allocations	(7,576)	(7,073)	(503)	(7.1)%
Management fees and overhead allocations, net of tax	(6,398)	(6,747)	349	5.2%
Net loss	$(1,178)	$(326)	$(852)	(261.3)%

nm – not meaningful

The Corporate Support and Other segment is composed of activities of the parent company (Parent); non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, Special Assets Group, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually. Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as nonemployee overhead operating costs not directly associated with another segment.

The primary component of net interest expense for the segment is interest expense related to the Company’s long-term debt.  Net interest income decreased $1.8 million during the first quarter of 2016 compared to the first quarter of 2015.  The decrease is due to $0.9 million of interest expense recognized on the subordinated notes issued in June 2015 and the collection of past due interest on a problem loan resolution in the first quarter of 2015. The increase in noninterest income for the three months ended March 31, 2016 is primarily due to income on equity method investments. Lower overall salary and benefits expense resulted in a decrease in noninterest expense for the three months ended March 31, 2016 compared to the prior year period.

48 | Page

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2016:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$3,527	$-	$-	$-	$3,527
FHLB overnight funds purchased (1)	103,000	-	-	-	103,000
Repurchase agreements (1)	39,141	-	-	-	39,141
Operating lease obligations	4,154	9,078	7,149	14,918	35,299
Long-term debt obligations (2)(3)	7,274	14,547	12,840	150,697	185,358
Total contractual obligations	$157,096	$23,625	$19,989	$165,615	$366,325

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 3.00% and ranges from 2.08% to 3.59%.

(3)

Principal repayment of the $60.0 million fixed to floating subordinated notes issued in June 2015 (Notes) is assumed to be at the contractual maturity, currently beyond five years.  Interest on the Notes is calculated at an annual fixed rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to three-month LIBOR plus 317 basis points.  No estimate of interest payments during the floating rate period is included in the preceding table.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2016, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$619,808	$217,813	$41,059	$5,641	$884,321
Standby letters of credit	24,775	3,667	863	510	29,815
Commercial letters of credit	119	-	-	-	119
Unfunded commitments for unconsolidated investments	5,476	-	-	-	5,476
Company guarantees	2,095	-	-	755	2,850
Total commitments	$652,273	$221,480	$41,922	$6,906	$922,581

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

49 | Page

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

Approximately $44.3 million of total loan commitments at March 31, 2016 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at March 31, 2016 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $63.3 million at March 31, 2016, compared to $67.3 million at December 31, 2015.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at

50 | Page

competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 97.9% at March 31, 2016, from 98.4% at December 31, 2015.  At March 31, 2016, the Company had $106.5 million of wholesale borrowings outstanding and average wholesale borrowings of $161.5 million during the first quarter of 2016.  Average wholesale borrowings were $62.3 million during the year ended December 31, 2015.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2016, the Bank has approved federal funds purchase lines with seven correspondent banks with an aggregate credit line of $155.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at March 31, 2016 totaled $654.3 million.  Available funding is comprised of $151.5 million through the unsecured federal fund lines and $502.8 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2016.  The line of credit has a one year term and matures in May 2016.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2016, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

51 | Page

Changes in shareholders’ equity are due to the following:

Three months ended
(in thousands)	March 31, 2016
Beginning balance	$273,536
Stock-based compensation	969
Options and restricted stock, net	(383)
Dividends paid-common	(1,847)
Other comprehensive loss, net of tax	(1,760)
Other	(69)
Net income	7,365
Ending balance	$277,811

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

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organizations ability to make dividends do share buybacks and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At March 31, 2016, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions or discretionary bonus payments beyond existing limits.  At March 31, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

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

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at March 31, 2016 that was grandfathered under Basel

52 | Page

III.  The Non-Advanced Approaches Capital rules for banks and financial institutions such as the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.
•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.
•	The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2015.

53 | Page

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

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at March 31, 2016, as adjusted by rate changes upward of up to 200 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 25-50 basis point target federal funds rate at March 31, 2016, with prime set at 300 basis points above the FOMC target.  The downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at March 31, 2016, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200	+300
Impact on:
Net interest income	n/a	(2.0)%	-%	2.4%	4.8%	7.4%
Market value of equity	n/a	(23.0)%	-%	14.5%	26.9%	36.8%

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

54 | Page

contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2016, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Period	Total number of shares	Average price paid per share
January 1 - January 31, 2016	3,604	$11.03
March 1 - March 31, 2016	71,230	11.46
Total	74,834	$11.44

55 | Page

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
10.1	Fourth Amendment to Lease Agreement between Kesef, LLC and CoBiz Financial Inc. dated April 1, 2016		8-K	001-15955	10.1	4/5/2016
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	April 29, 2016	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	April 29, 2016	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

56 | Page