Form 10-Q
period 2016-06-30
COBIZ FINANCIAL INC
filed 2016-07-29
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

There were 41,433,158 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 27, 2016.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At June 30, 2016 and December 31, 2015

	June 30,	December 31,
(in thousands, except share amounts)	2016	2015
Assets
Cash and due from banks	$51,028	$48,665
Interest-bearing deposits and federal funds sold	34,047	18,647
Total cash and cash equivalents	85,075	67,312

Investment securities available for sale (cost of $146,360 and $150,905, respectively)	149,644	153,685
Investment securities held to maturity (fair value of $315,130 and $345,576, respectively)	313,999	346,666
Other investments	13,974	12,461
Total investments	477,617	512,812

Loans - net of allowance for loan losses of $34,344 and $40,686, respectively	2,779,359	2,658,519
Intangible assets - net of amortization of $6,804 and $6,504, respectively	1,626	1,926
Bank-owned life insurance	49,767	49,373
Premises and equipment - net of depreciation of $40,488 and $39,504, respectively	7,189	6,122
Accrued interest receivable	11,083	10,362
Deferred income taxes, net	19,923	22,221
Other real estate owned - net of valuation allowance of $8,666	5,079	5,079
Other	20,798	18,041
TOTAL ASSETS	$3,457,516	$3,351,767

Liabilities
Deposits
Noninterest-bearing demand	$1,184,023	$1,180,335
Interest-bearing demand	591,355	585,524
Money market	853,815	804,777
Savings	19,097	18,078
Certificates of deposits	158,054	152,998
Total deposits	2,806,344	2,741,712
Securities sold under agreements to repurchase	37,908	47,459
Other short-term borrowings	164,937	132,000
Accrued interest and other liabilities	31,039	25,863
Subordinated notes payable - net of unamortized discount and issuance costs of $930 and $969, respectively	59,070	59,031
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,171,464	3,078,231

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,432,916 and 41,122,119 issued and outstanding, respectively	410	406
Additional paid-in capital	195,239	192,768
Accumulated earnings	88,725	77,079
Accumulated other comprehensive income (AOCI), net of income tax of $1,029 and $2,013, respectively	1,678	3,283
TOTAL SHAREHOLDERS' EQUITY	286,052	273,536
TOTAL LIABILITIES AND EQUITY	$3,457,516	$3,351,767

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$28,214	$26,729	$55,896	$53,201
Interest and dividends on investment securities:
Taxable securities	2,908	3,110	6,026	6,376
Nontaxable securities	180	86	359	170
Dividends on securities	189	90	362	206
Interest on federal funds sold and other	9	29	52	55
Total interest income	31,500	30,044	62,695	60,008
INTEREST EXPENSE:
Interest on deposits	939	911	1,844	1,806
Interest on short-term borrowings and securities sold under agreements to repurchase	188	28	410	89
Interest on subordinated debentures and notes payable	1,840	1,033	3,679	2,040
Total interest expense	2,967	1,972	5,933	3,935
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	28,533	28,072	56,762	56,073
Provision for loan losses	(1,652)	1,057	(1,282)	268
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,185	27,015	58,044	55,805
NONINTEREST INCOME:
Service charges	1,470	1,455	2,955	2,948
Investment advisory income	1,430	1,471	2,880	2,966
Insurance income	3,112	3,137	6,162	6,087
Other income	1,800	1,877	3,503	3,257
Total noninterest income	7,812	7,940	15,500	15,258
NONINTEREST EXPENSE:
Salaries and employee benefits	17,984	16,955	35,613	35,095
Occupancy expenses, premises and equipment	3,517	3,258	7,007	6,407
Amortization of intangibles	150	150	300	300
FDIC and other assessments	471	443	928	891
Other real estate owned and loan workout costs	156	117	312	143
Net (gain) loss on securities, other assets and other real estate owned	7	(95)	10	(64)
Other expense	3,983	3,531	7,930	6,950
Total noninterest expense	26,268	24,359	52,100	49,722
INCOME BEFORE INCOME TAXES	11,729	10,596	21,444	21,341
Provision for income taxes	3,197	3,213	5,547	6,555
NET INCOME FROM CONTINUING OPERATIONS	8,532	7,383	15,897	14,786
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	(113)
Benefit for income taxes	-	-	-	(42)
Net loss from discontinued operations	-	-	-	(71)
NET INCOME	$8,532	$7,383	$15,897	$14,715

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,532	$7,239	$15,897	$14,428

EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.17	$0.39	$0.35
Diluted	$0.21	$0.17	$0.38	$0.35

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$8,532	$7,383	$15,897	$14,715
Other comprehensive income items:
Available for sale securities:
Net unrealized gain	1,500	-	501	1,088
Reclassification to operations	-	(98)	3	(98)
Net unrealized holding gains transferred to held to maturity	-	-	-	(8,821)
	1,500	(98)	504	(7,831)
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	-	8,821
Reclassification to operations	(498)	(609)	(926)	(797)
	(498)	(609)	(926)	8,024
Cash flow hedges:
Net unrealized gain (loss)	(1,033)	1,069	(2,725)	302
Reclassification to operations	281	259	558	562
	(752)	1,328	(2,167)	864
Total other comprehensive income (loss) items	$250	$621	$(2,589)	$1,057

Income tax provision:
Available for sale securities:
Net unrealized gain	$571	$-	$191	$413
Reclassification to operations	-	(37)	1	(37)
Net unrealized holding gains transferred to held to maturity	-	-	-	(3,352)
	571	(37)	192	(2,976)
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	-	3,352
Reclassification to operations	(190)	(231)	(352)	(303)
	(190)	(231)	(352)	3,049
Cash flow hedges:
Net unrealized gain (loss)	(393)	405	(1,036)	114
Reclassification to operations	107	99	212	214
	(286)	504	(824)	328
Total income tax provision (benefit)	$95	$236	$(984)	$401
Other comprehensive income (loss), net of tax	155	385	(1,605)	656
Comprehensive income	$8,687	$7,768	$14,292	$15,371

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2016 and 2015

	Six months ended
	June 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,897	$14,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,399	1,755
Provision for loan losses	(1,282)	268
Stock-based compensation	1,802	1,904
Deferred income taxes	3,281	2,310
Excess tax benefit from stock-based compensation	-	(574)
Bank-owned life insurance	(655)	(631)
Net (gain) loss on securities, other assets and other real estate owned	10	(64)
Other operating activities, net	596	(546)
Changes in operating assets and liabilities:
Other assets	(3,900)	777
Other liabilities	(697)	(5,345)
Net cash provided by operating activities	17,451	14,569

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(10,914)	(5,582)
Proceeds from other investments	9,894	9,369
Purchase of investment securities available for sale	(525)	(6,936)
Purchase of investment securities held to maturity	(421)	(54,382)
Maturity, call and principal payments on investment securities available for sale	4,899	11,617
Maturity, call and principal payment on investment securities held to maturity	31,285	27,028
Net proceeds from sale of loans, OREO and repossessed assets	60	1,690
Loan originations and repayments, net	(116,210)	(90,846)
Purchase of premises and equipment	(2,460)	(802)
Other investing activities, net	273	-
Net cash used in investing activities	(84,119)	(108,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	59,576	181,080
Net increase (decrease) in certificates of deposits	5,056	(40,985)
Net increase (decrease) in short-term borrowings	32,937	(112,469)
Net increase (decrease) in securities sold under agreements to repurchase	(9,551)	8,352
Proceeds from issuance of subordinated notes payable	-	59,184
Proceeds from issuance of common stock	1,008	923
Taxes paid in net settlement of restricted stock	(889)	(1,178)
Dividends paid on common stock	(3,706)	(3,264)
Dividends paid on preferred stock	-	(287)
Excess tax benefit from stock-based compensation	-	574
Net cash provided by financing activities	84,431	91,930

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,763	(2,345)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,312	91,565
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,075	$89,220

See Notes to Condensed Consolidated Financial Statements

6 | Page

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of CoBiz Financial Inc. (Parent or Holding Company), and its wholly-owned subsidiaries:  CoBiz Bank (Bank); CoBiz Insurance, Inc.; and CoBiz IM, Inc. (CoBiz IM); all collectively referred to as the “Company”, “CoBiz”, “we”, “us”, or “our” conform to Generally Accepted Accounting Principles (GAAP) in the United States of America for interim financial information and prevailing practices within the banking industry. The operations of the Company are comprised predominantly of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

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

Basis of Presentation —These condensed consolidated financial statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (SEC).

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at June 30, 2016 or December 31, 2015.

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

	Six months ended
	June 30,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$6,041	$3,942
Income taxes	3,881	4,993

Other noncash activities:
Available for sale securities transferred to held to maturity	$-	$288,598
Trade date accounting for investment securities	-	1,043
Loans transferred to held for sale	60	1,628

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At June 30, 2016 and December 31, 2015, the Company had no trading securities.

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

8 | Page

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

9 | Page

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

2.  Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  ASU 2016-09 includes provisions intended to simplify various aspects related to accounting for and presentation of share-based payments in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted for financial statements that have not been

10 | Page

previously issued.  The Company early adopted the provisions of ASU 2016-09 during the quarter ended March 31, 2016.  The cumulative effect adjustment from the modified retrospective transition of the income tax consequences, forfeitures and the classification of awards did not have a material effect on the Company’s financial statements or disclosures.  Changes to the statement of cash flows have been applied prospectively beginning in the first quarter of 2016.  See Note 9 - Employee Benefit and Stock Compensation Plans.

In May 2014, the FASB issued ASU No. 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. The Company is currently evaluating the effects of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its financial statements and disclosures, if any.  Preliminarily, the Company expects these ASUs to have more of an impact on the Fee-Based Lines segment than Commercial Banking segment, which generates the majority of the Company’s revenue.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit.  ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held to maturity (HTM) debt securities) to be presented at the net amount expected to be collected.  This will be accomplished through recognition of an estimate of all current expected credit losses.  The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts.  This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP.  In addition, credit losses on available for sale (AFS) debt securities will be recorded through an allowance for credit losses rather than as a write-down.  Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date.  A prospective transition approach is required for these debt securities.  While the Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

11 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and six months ended June 30, 2016 and 2015.  Net loss per common share from discontinued operations was not material in the presented periods and has been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income from continuing operations	$8,532	$7,383	$15,897	$14,786
Net loss from discontinued operations	-	-	-	(71)
Net income	8,532	7,383	15,897	14,715
Preferred stock dividends	-	(144)	-	(287)
Net income available to common shareholders	8,532	7,239	15,897	14,428
Dividends and undistributed earnings allocated to participating securities	(96)	(90)	(184)	(195)
Earnings allocated to common shares (1)	$8,436	$7,149	$15,713	$14,233

Weighted average common shares - issued	41,387,395	41,000,790	41,284,303	40,916,396
Average unvested restricted share awards	(464,905)	(501,474)	(477,918)	(545,832)
Weighted average common shares outstanding - basic	40,922,490	40,499,316	40,806,385	40,370,564
Effect of dilutive stock options and awards outstanding	182,195	242,889	160,404	229,197
Weighted average common shares outstanding - diluted	41,104,685	40,742,205	40,966,789	40,599,761
Weighted average antidilutive securities outstanding (2)	146,510	183,598	178,151	228,256

Basic earnings per common share	$0.21	$0.17	$0.39	$0.35
Diluted earnings per common share	$0.21	$0.17	$0.38	$0.35

Dividends declared per share	$0.045	$0.04	$0.09	$0.08

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At June 30, 2016				At December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$44,950	$1,496	$923	$45,523	$44,845	$1,684	$446	$46,083
Corporate debt securities	98,137	2,572	-	100,709	102,273	1,632	169	103,736
Municipal securities	3,273	139	-	3,412	3,787	99	20	3,866
Total AFS	$146,360	$4,207	$923	$149,644	$150,905	$3,415	$635	$153,685
Held to maturity securities (HTM):
Mortgage-backed securities	$279,717	$1,489	$733	$280,473	$312,658	$99	$2,059	$310,698
Trust preferred securities	10,571	215	378	10,408	10,524	816	85	11,255
Municipal securities	23,711	538	-	24,249	23,484	151	12	23,623
Total HTM	$313,999	$2,242	$1,111	$315,130	$346,666	$1,066	$2,156	$345,576

12 | Page

The amortized cost and estimated fair value of investments in debt securities at June 30, 2016, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$38,238	$38,639	$-	$-
Due after one year through five years	44,371	45,527	19,530	19,969
Due after five years through ten years	18,801	19,955	3,620	3,712
Due after ten years	44,950	45,523	11,132	10,976
Mortgage-backed securities	-	-	279,717	280,473
	$146,360	$149,644	$313,999	$315,130

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $145.7 million and $157.3 million were pledged to secure public deposits of $107.7 million and $113.6 million at June 30, 2016 and December 31, 2015, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at June 30, 2016 and December 31, 2015.

There were 98 and 168 securities in the tables below at June 30, 2016 and December 31, 2015, respectively, in an unrealized loss position.

	June 30, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$18,794	$916	$995	$7	$19,789	$923
Total AFS	$18,794	$916	$995	$7	$19,789	$923

HTM
Mortgage-backed securities	$52,504	$310	$38,873	$423	$91,377	$733
Trust preferred securities	4,013	242	733	136	4,746	378
Total HTM	$56,517	$552	$39,606	$559	$96,123	$1,111

13 | Page

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$15,294	$439	$995	$7	$16,289	$446
Corporate debt securities	33,591	169	-	-	33,591	169
Municipal securities	431	20	-	-	431	20
Total AFS	$49,316	$628	$995	$7	$50,311	$635

HTM
Mortgage-backed securities	$281,547	$2,059	$-	$-	$281,547	$2,059
Trust preferred securities	-	-	780	85	780	85
Municipal securities	2,604	12	-	-	2,604	12
Total HTM	$284,151	$2,071	$780	$85	$284,931	$2,156

Other investments at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Bank stocks — at cost	$11,802	$10,289
Investment in statutory trusts — equity method	2,172	2,172
Total	$13,974	$12,461

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At June 30, 2016, the Company did not consider the investment to be other-than-temporarily impaired.

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

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, mortgage loans and automobile loans.  Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at June 30, 2016 and December 31, 2015 were as follows:

(in thousands)	At June 30, 2016	At December 31, 2015
Commercial	$1,217,174	$1,174,570
Real estate - mortgage	1,054,555	1,017,072
Construction & land	185,508	202,011
Consumer	258,707	253,240
Other	98,357	52,616
Loans held for investment	2,814,301	2,699,509

Allowance for loan losses	(34,344)	(40,686)
Unearned net loan fees	(598)	(304)
Total net loans	$2,779,359	$2,658,519

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit had a $164.9 million outstanding balance at June 30, 2016, which was collateralized by loans of $835.4 million with a lending value of $579.9 million.

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

15 | Page

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2016 and December 31, 2015 is summarized below:

	At June 30, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$117,554	$1,362	$118,916
Finance and insurance	60,883	30	60,913
Healthcare	139,623	417	140,040
Real estate services	113,621	993	114,614
Construction	69,311	4,020	73,331
Public administration	243,269	9,489	252,758
Other	428,232	28,370	456,602
	1,172,493	44,681	1,217,174
Real estate - mortgage
Residential & commercial owner-occupied	439,558	7,067	446,625
Residential & commercial investor	606,908	1,022	607,930
	1,046,466	8,089	1,054,555

Construction & land	183,012	2,496	185,508

Consumer	258,305	402	258,707
Other	95,862	2,495	98,357
Total loans held for investment	$2,756,138	$58,163	$2,814,301
Unearned net loan fees			(598)
Net loans held for investment			$2,813,703

	At December 31, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$132,083	$2,967	$135,050
Finance and insurance	64,243	36	64,279
Healthcare	126,049	462	126,511
Real estate services	117,283	1,580	118,863
Construction	56,581	1,325	57,906
Public administration	211,373	9,739	221,112
Other	425,233	25,616	450,849
	1,132,845	41,725	1,174,570
Real estate - mortgage
Residential & commercial owner-occupied	431,805	5,050	436,855
Residential & commercial investor	577,835	1,057	578,892
Other	1,325	-	1,325
	1,010,965	6,107	1,017,072

Construction & land	201,984	27	202,011

Consumer	252,869	371	253,240
Other	49,768	2,848	52,616
Total loans held for investment	$2,648,431	$51,078	$2,699,509
Unearned net loan fees			(304)
Net loans held for investment			$2,699,205

16 | Page

Transactions in the allowance for loan losses by segment for the three and six months ended June 30, 2016 and 2015 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Allowance for loan losses, beginning of period
Commercial	$18,816	$15,178	$24,215	$14,614
Real estate - mortgage	10,028	11,861	10,372	12,463
Construction & land	2,266	2,228	2,111	2,316
Consumer	2,698	2,282	2,592	2,329
Other	678	500	643	488
Unallocated	799	453	753	555
Total	35,285	32,502	40,686	32,765

Provision
Commercial	$(1,935)	$2,542	$(1,059)	$3,298
Real estate - mortgage	241	(1,001)	(109)	(2,537)
Construction & land	(171)	(169)	(515)	(341)
Consumer	(29)	(70)	78	(97)
Other	108	(161)	143	131
Unallocated	134	(84)	180	(186)
Total	(1,652)	1,057	(1,282)	268

Charge-offs
Commercial	$(35)	$(229)	$(6,403)	$(469)
Real estate - mortgage	-	-	-	(148)
Construction & land	-	-	-	(104)
Consumer	(15)	(11)	(20)	(31)
Other	-	(2)	-	(282)
Total	(50)	(242)	(6,423)	(1,034)

Recoveries
Commercial	$503	$77	$596	$125
Real estate - mortgage	12	19	18	1,101
Construction & land	240	147	739	335
Consumer	6	-	10	-
Other	-	272	-	272
Total	761	515	1,363	1,833

Allowance for loan losses, end of period
Commercial	$17,349	$17,568	$17,349	$17,568
Real estate - mortgage	10,281	10,879	10,281	10,879
Construction & land	2,335	2,206	2,335	2,206
Consumer	2,660	2,201	2,660	2,201
Other	786	609	786	609
Unallocated	933	369	933	369
Total	$34,344	$33,832	$34,344	$33,832

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

The aforementioned factors enable management to recognize environmental conditions contributing to incurred losses in the portfolio, which have not yet manifested in Migration.  Management believes Migration history captures probable incurred losses within the portfolio.

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At June 30, 2016				At December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$23,764	$4,042	$1,194,958	$13,307	$33,927	$10,975	$1,141,452	$13,240
Real estate - mortgage	6,713	287	1,047,154	9,994	6,521	320	1,009,747	10,052
Construction & land	2,507	176	182,114	2,159	2,610	192	198,671	1,919
Consumer	250	116	258,523	2,544	855	56	252,462	2,536
Other	-	-	97,720	786	-	-	52,960	643
Unallocated	-	-	-	933	-	-	-	753
Total	$33,234	$4,621	$2,780,469	$29,723	$43,913	$11,543	$2,655,292	$29,143

Information on impaired loans at June 30, 2016 and December 31, 2015 is reported in the following tables:

	At June 30, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$3,169	$3,117	$3,117	$-	$305
Finance and insurance	30	30	30	-	30
Healthcare	213	213	213	-	15
Real estate services	7,125	7,125	7,125	-	456
Construction	1,643	1,600	1,270	330	131
Other	13,269	11,679	11,072	607	3,105
	25,449	23,764	22,827	937	4,042
Real estate - mortgage
Residential & commercial owner-occupied	2,061	2,061	1,287	774	167
Residential & commercial investor	4,652	4,652	4,652	-	120
	6,713	6,713	5,939	774	287

Construction & land	2,541	2,507	2,483	24	176
Consumer	250	250	225	25	116
Total	$34,953	$33,234	$31,474	$1,760	$4,621

19 | Page

	At December 31, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,002	$4,795	$4,795	$-	$476
Finance and insurance	36	36	36	-	36
Healthcare	125	125	125	-	9
Real estate services	7,638	7,638	7,638	-	559
Construction	1,906	1,874	1,874	-	309
Other	20,847	19,459	19,451	8	9,586
	35,554	33,927	33,919	8	10,975
Real estate - mortgage
Residential & commercial owner-occupied	1,790	1,790	1,479	311	185
Residential & commercial investor	4,731	4,731	4,731	-	135
	6,521	6,521	6,210	311	320

Construction & land	2,643	2,610	2,583	27	192
Consumer	855	855	746	109	56
Total	$45,573	$43,913	$43,458	$455	$11,543

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

	Impaired loans
	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$3,580	$39	$6,132	$96	$4,173	$91	$5,888	$180
Finance and insurance	31	-	288	5	33	-	240	8
Healthcare	217	3	-	-	188	6	47	-
Real estate services	7,170	62	8,066	71	7,345	128	8,229	145
Construction	1,456	22	1,093	29	1,541	39	1,510	47
Other	12,122	170	5,725	196	13,969	257	5,074	224
	24,576	296	21,304	397	27,249	521	20,988	604
Real estate - mortgage
Residential & commercial owner-occupied	2,068	12	2,580	93	1,975	25	2,863	103
Residential & commercial investor	4,666	38	5,047	63	4,686	77	5,445	103
	6,734	50	7,627	156	6,661	102	8,308	206

Construction & land	2,525	21	2,917	31	2,551	42	3,216	60

Consumer	464	5	308	146	635	14	779	152
Other	-	-	24	9	-	-	53	11
Total	$34,299	$372	$32,180	$739	$37,096	$679	$33,344	$1,033

20 | Page

The table below summarizes transactions related to troubled debt restructurings during the six months ended June 30, 2016.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2015	$28,196	$13,837	$42,033
New restructurings	4,328	1,787	6,115
Change in accrual status	(912)	912	-
Net paydowns	(4,372)	(6,291)	(10,663)
Net charge-offs	-	(5,744)	(5,744)
Ending balance at June 30, 2016	$27,240	$4,501	$31,741

The below table provides information regarding troubled debt restructurings that occurred during the three and six months ended June 30, 2016 and 2015.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended June 30, 2016			Three months ended June 30, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	-	$-	$-	2	$4,131	$3,731
Finance and insurance	-	-	-	1	100	48
Construction	1	325	325	-	-	-
Other	4	3,780	3,790	5	892	492
	5	4,105	4,115	8	5,123	4,271
Consumer	1	77	76	-	-	-
Total	6	$4,182	$4,191	8	$5,123	$4,271

	Six months ended June 30, 2016			Six months ended June 30, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$50	$24	3	$1,926	$1,556
Finance and insurance	-	-	-	1	100	48
Healthcare	1	100	100	-	-	-
Construction	1	325	325	2	858	29
Other	6	5,580	5,275	11	5,655	4,333
	9	6,055	5,724	17	8,539	5,966
Real estate - mortgage
Residential and commercial owner-occupied	-	-	-	1	369	358
Consumer	1	77	76	1	148	142
Total	10	$6,132	$5,800	19	$9,056	$6,466

Troubled debt restructurings during the three and six months ended June 30, 2016 and 2015 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three and six months ended June 30, 2016 and 2015.

21 | Page

The following table presents troubled loans restructured within the past 12 months that had a payment default during the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
	2016		2015
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Other	2	$678	1	$240
Total	2	$678	1	$240

At June 30, 2016 and December 31, 2015, there were $2.5 million and $1.7 million in outstanding commitments on restructured loans, respectively.

The Company’s nonaccrual loans by class at June 30, 2016 and December 31, 2015 are reported in the following table:

(in thousands)	At June 30, 2016	At December 31, 2015
Commercial
Manufacturing	$1,006	$1,045
Finance and insurance	30	36
Real estate services	32	91
Construction	374	451
Other	3,645	13,486
Total commercial	5,087	15,109

Residential & commercial owner-occupied	775	499
Construction & land	24	27
Consumer	108	82
Total nonaccrual loans	$5,994	$15,717

22 | Page

The tables below summarize the aging of the Company’s loan portfolio at June 30, 2016 and December 31, 2015.  The Company did not have any loans 90 days or more past due and accruing at June 30, 2016.

	At June 30, 2016
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$-	$-	$-	$-	$118,916	$118,916
Finance and insurance	30	-	-	30	60,883	60,913
Healthcare	-	-	-	-	140,040	140,040
Real estate services	-	-	-	-	114,614	114,614
Construction	500	-	-	500	72,831	73,331
Public administration	-	-	-	-	252,758	252,758
Other	1,624	1,108	799	3,531	453,071	456,602
	2,154	1,108	799	4,061	1,213,113	1,217,174
Real estate - mortgage
Residential & commercial owner-occupied	141	600	314	1,055	445,570	446,625
Residential & commercial investor	2,406	-	-	2,406	605,524	607,930
	2,547	600	314	3,461	1,051,094	1,054,555

Construction & land	2,805	-	-	2,805	182,703	185,508

Consumer	-	67	-	67	258,640	258,707
Other	-	-	-	-	98,357	98,357
Total loans held for investment	$7,506	$1,775	$1,113	$10,394	$2,803,907	$2,814,301
Unearned net loan fees						(598)
Net loans held for investment						$2,813,703

	At December 31, 2015
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$24	$-	$-	$24	$135,026	$135,050	$-
Finance and insurance	-	-	-	-	64,279	64,279	-
Healthcare	323	-	-	323	126,188	126,511	-
Real estate services	183	-	-	183	118,680	118,863	-
Construction	-	-	-	-	57,906	57,906	-
Public administration	-	-	-	-	221,112	221,112	-
Other	173	185	2,125	2,483	448,366	450,849	-
	703	185	2,125	3,013	1,171,557	1,174,570	-
Real estate - mortgage
Residential & commercial owner-occupied	-	317	-	317	436,538	436,855	-
Residential & commercial investor	-	-	-	-	578,892	578,892	-
Other	-	-	-	-	1,325	1,325	-
	-	317	-	317	1,016,755	1,017,072	-

Construction & land	156	-	-	156	201,855	202,011	-

Consumer	-	89	505	594	252,646	253,240	505
Other	-	-	-	-	52,616	52,616	-
Total loans held for investment	$859	$591	$2,630	$4,080	$2,695,429	$2,699,509	$505
Unearned net loan fees						(304)
Net loans held for investment						$2,699,205

23 | Page

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
AOCI component (in thousands)	2016	2015	2016	2015	Line item in Condensed Consolidated Statement of Income
Available for sale securities:
Realized gain (loss)	$-	$98	$(3)	$98	Net loss on securities, other assets and OREO
Taxes	-	(37)	1	(37)	Provision for income taxes
Subtotal	-	61	(2)	61
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	498	609	926	797	Interest on taxable / nontaxable securities
Taxes	(190)	(231)	(352)	(303)	Provision for income taxes
Subtotal	308	378	574	494
Cash flow hedges:
Loans	147	233	312	465	Interest and fees on loans
Debt	(428)	(492)	(870)	(1,027)	Interest on subordinated debentures and notes payable
Realized loss	(281)	(259)	(558)	(562)
Taxes	107	99	212	214	Provision for income taxes
Subtotal	(174)	(160)	(346)	(348)

Total reclassifications out of AOCI	$134	$279	$226	$207

The following table provides the beginning and ending balances of AOCI and changes during the six months ended June 30, 2016.

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2015	$1,724	$4,289	$(2,730)	$3,283
Other comprehensive income (loss) items	310	-	(1,689)	(1,379)
Reclassifications	2	(574)	346	(226)
Other comprehensive loss, net of tax	312	(574)	(1,343)	(1,605)
Balance at June 30, 2016	$2,036	$3,715	$(4,073)	$1,678

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

24 | Page

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s interest income and expense. To accomplish this objective, the Company uses interest-rate swaps as part of its cash flow hedging strategy. The Company also offers an interest-rate hedge program that includes derivative products such as swaps, caps, floors and collars to assist its customers in managing their interest-rate risk profile. In order to eliminate the interest-rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

At June 30, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $18.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $17.2 million against its obligations under these agreements.  At June 30, 2016, the Company was not in default under any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2016	2015	classification	2016	2015
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$-	$578	Accrued interest and other liabilities	$7,660	$4,981
Fair value hedge - interest rate swap	Other assets	$-	$117	Accrued interest and other liabilities	$5,055	$1,574

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,772	$3,092	Accrued interest and other liabilities	$5,100	$3,275
Foreign exchange forward contracts	Other assets	$90	$109	Accrued interest and other liabilities	$120	$59

25 | Page

The tables below include information about financial instruments that are eligible to offset as required by ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

	At June 30, 2016
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives not designated as hedges(1)	$4,862	$-	$4,862	$(79)	$-	$4,783
Total	$4,862	$-	$4,862	$(79)	$-	$4,783

	At June 30, 2016
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(12,715)	$-	$(12,715)	$-	$12,715	$-
Derivatives not designated as hedges(2)	(5,220)	-	(5,220)	79	4,498	(643)
Securities sold under agreements to repurchase(3)	(37,908)	-	(37,908)	-	37,908	-
Total	$(55,843)	$-	$(55,843)	$79	$55,121	$(643)

	At December 31, 2015
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$695	$-	$695	$(316)	$-	$379
Derivatives not designated as hedges(1)	3,201	-	3,201	(88)	-	3,113
Total	$3,896	$-	$3,896	$(404)	$-	$3,492

	At December 31, 2015
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,555)	$-	$(6,555)	$316	$6,239	$-
Derivatives not designated as hedges(2)	(3,334)	-	(3,334)	88	2,935	(311)
Securities sold under agreements to repurchase(3)	(47,459)	-	(47,459)	-	47,459	-
Total	$(57,348)	$-	$(57,348)	$404	$56,633	$(311)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest-rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  During the first quarter of 2016, the Company terminated five interest rate swaps with a notional value of $75.0 million that had fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  Upon termination, the Company had an unrealized gain of $1.3 million in AOCI.  The unrealized gain will continue to be reported in AOCI, and will be reclassified to interest income over a period of three years.

For hedges of the Company’s variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  The Company has executed a series of interest-rate swap transactions in order to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have remaining maturities from four to eight years. Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional	Fixed rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

26 | Page

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2016 and 2015.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/paid on the Company’s variable-rate assets/liabilities.  During the next 12 months, the Company estimates that $1.7 million will be reclassified as an increase to interest expense and $0.6 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At June 30, 2016, the Company had interest rate swaps with a notional amount of $64.1 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” during the three and six months ended June 30, 2016 representing hedge ineffectiveness was $0.1 million and $0.3 million, respectively.  During the three and six months ended June 30, 2015 hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At June 30, 2016, the Company had 88 interest-rate swaps with an aggregate notional amount of $184.6 million related to this program.  During the three and six months ended June 30, 2016 and 2015, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At June 30, 2016, the Company’s foreign currency holdings included British pounds, Euro, Swiss Franc, Japanese Yen, Mexican Pesos, and New Zealand, Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through

27 | Page

earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statement of Income.  At June 30, 2016, the Company had forward contracts with a notional amount of $6.0 million that mature in less than one year.  Net gains recognized and included in “Other income” during the three and six months ended June 30, 2016 and 2015 on foreign exchange forward contracts were immaterial.

8.  Borrowed Funds

Securities sold under agreements to repurchase at June 30, 2016 and December 31, 2015 are summarized below.

	June 30,	December 31,
(in thousands)	2016	2015
Securities sold under agreements to repurchase (secured by pledge of principally mortgage-backed securities with an estimated fair value of $38,666 and $49,882, respectively)	$37,908	$47,459

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At June 30, 2016, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

During the second quarter of 2016, the Company renewed a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points. The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC. The LOC matures May 2017, at which time any outstanding amounts are due and payable. Proceeds from the LOC will be used for general corporate purposes and backup liquidity. Although the LOC is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank. At June 30, 2016 and December 31, 2015, there was no amount outstanding on the LOC.

9.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three and six months ended June 30, 2016, the Company recognized stock-based compensation expense of $0.8 million and $1.8 million, respectively.  As discussed in Note 2 – Recent Accounting Pronouncements, the Company has adopted the amendments to share-based compensation accounting in ASU 2016-09 in the first quarter of 2016.  In accordance with ASU 2016-09, beginning in 2016 the Company has elected a policy to account for forfeitures as they occur.

The following table summarizes changes in option awards during the six months ended June 30, 2016:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2015	461,050	$8.87
Granted	32,653	11.26
Exercised	(105,967)	7.48
Forfeited	(8,450)	6.47
Outstanding at June 30, 2016	379,286	$9.52
Exercisable at June 30, 2016	270,472	$8.69

The weighted average grant date fair value of options granted during the six months ended June 30, 2016 was $2.35.

28 | Page

The following table summarizes changes in stock awards during the six months ended June 30, 2016.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2015	500,034	$10.85
Granted	271,678	11.48
Vested	(285,255)	10.42
Forfeited	(9,542)	11.50
Unvested at June 30, 2016	476,915	$11.46

At June 30, 2016,  there was $4.8 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.1 years.

10. Leases

The Company has various operating lease agreements for office space. In January 2016, the Company entered into a new lease for facilities located at 1401 Lawrence Street, Denver, Colorado. The leased space will become the new headquarters for the Company and includes 44,010 square feet of office space and 4,000 square feet of ground level retail space for a banking facility.  The Company took possession of the space in June 2016 and expects to relocate and commence operations from that location in December 2016.  The lease term is for 12 years with rents escalating 2% annually.  Scheduled rents for the new headquarters lease are included in the five-year lease obligations table below. In addition to the new headquarters lease, the Company extended the lease for its current headquarters to retain the space through December 2016 with the option to extend up to an additional three months.  Rents under the extension are also included in the table below.

(in thousands)	At June 30, 2016
2016 (remainder)	$2,304
2017	4,653
2018	4,425
2019	4,118
2020	3,031
Thereafter	14,918
Total	$33,449

29 | Page

11.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three and six months ended June 30, 2016 and 2015 by segment.

	Three months ended June 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$31,408	$1	$91	$31,500
Total interest expense	1,145	9	1,813	2,967
Provision for loan losses	(1,524)	-	(128)	(1,652)
Noninterest income	2,841	4,542	429	7,812
Noninterest expense	7,504	4,483	14,281	26,268
Management fees and allocations, net of tax	10,101	366	(10,467)	-
Provision (benefit) for income taxes	7,215	15	(4,033)	3,197
Net income (loss)	$9,808	$(330)	$(946)	$8,532

	Six months ended June 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$62,511	$1	$183	$62,695
Total interest expense	2,291	14	3,628	5,933
Provision for loan losses	(1,142)	-	(140)	(1,282)
Noninterest income	5,696	9,042	762	15,500
Noninterest expense	17,984	8,752	25,364	52,100
Management fees and allocations, net of tax	16,074	791	(16,865)	-
Provision (benefit) for income taxes	14,353	112	(8,918)	5,547
Net income (loss)	$18,647	$(626)	$(2,124)	$15,897

	Three months ended June 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$29,952	$-	$92	$30,044
Total interest expense	963	9	1,000	1,972
Provision for loan losses	1,115	-	(58)	1,057
Noninterest income	2,777	4,607	556	7,940
Noninterest expense	8,866	3,984	11,509	24,359
Management fees and allocations, net of tax	6,358	309	(6,667)	-
Provision (benefit) for income taxes	7,487	241	(4,515)	3,213
Net income (loss)	$7,940	$64	$(621)	$7,383

	Six months ended June 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$58,825	$1	$1,182	$60,008
Total interest expense	1,940	21	1,974	3,935
Provision for loan losses	386	-	(118)	268
Noninterest income	5,443	9,053	762	15,258
Noninterest expense	18,543	7,914	23,265	49,722
Management fees and allocations, net of tax	12,802	612	(13,414)	-
Provision (benefit) for income taxes	14,915	456	(8,816)	6,555
Net income (loss) from continuing operations	$15,682	$51	$(947)	$14,786
Net income from discontinued operations	-	(71)	-	(71)
Net income (loss)	$15,682	$(20)	$(947)	$14,715

30 | Page

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

Available for sale securities – At June 30, 2016, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  In the second quarter of 2016, the Company transferred a TPS security from Level 2 to Level 3 due to the lack of recent market activity.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at June 30, 2016 on TPS Level 3 securities was immaterial.

Derivative financial instruments – The Company uses interest-rate swaps as part of its cash flow strategy to manage its interest-rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques as discussed further below.  The fair values of interest-rate swaps are determined using

31 | Page

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At June 30, 2016 and December 31, 2015, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

32 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$45,523	$13,363	$23,205	$8,955
Corporate debt securities	100,709	-	100,709	-
Municipal securities	3,412	-	3,412	-
Total available for sale securities	$149,644	$13,363	$127,326	$8,955

Derivatives:
Fair value hedges	$-	$-	$-	$-
Non-designated hedges	4,772	-	4,772	-
Foreign exchange forward contracts	90	-	90	-
Total derivative assets	$4,862	$-	$4,862	$-

Liabilities
Derivatives:
Cash flow hedges	$7,660	$-	$7,660	$-
Fair value hedges	5,055	-	5,055	-
Non-designated hedges	5,100	-	5,100	-
Foreign exchange forward contracts	120	-	120	-
Total derivative liabilities	$17,935	$-	$17,935	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$46,083	$13,090	$27,183	$5,810
Corporate debt securities	103,736	-	103,736	-
Municipal securities	3,866	-	3,866	-
Total available for sale securities	$153,685	$13,090	$134,785	$5,810

Derivatives:
Cash flow hedges	$578	$-	$578	$-
Fair value hedges	117	-	117	-
Non-designated hedges	3,092	-	3,092	-
Foreign exchange forward contracts	109	-	109	-
Total derivative assets	$3,896	$-	$3,896	$-

Liabilities
Derivatives:
Cash flow hedges	$4,981	$-	$4,981	$-
Fair value hedge	1,574	-	1,574	-
Non-designated hedges	3,275	-	3,275	-
Foreign exchange forward contracts	59	-	59	-
Total derivative liabilities	$9,889	$-	$9,889	$-

33 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$5,573	$5,509	$5,810	$6,754
Transfers	3,276	-	3,276	-
Net accretion	16	24	31	39
Sales / calls / maturities	-	-	-	(995)
Unrealized gain (loss) included in comprehensive income	90	334	(162)	69
Ending balance	$8,955	$5,867	$8,955	$5,867

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

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2016
Impaired loans	$3,323	$-	$-	$3,323
OREO	$5,351	$-	$-	$5,351

At December 31, 2015
Impaired loans	$6,296	$-	$-	$6,296
OREO	$5,351	$-	$-	$5,351

34 | Page

Gains and losses recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain (loss) for the three months ended		Gain (loss) for the six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Impaired loans	$1,933	$322	$2,174	$974
OREO	$-	$-	$-	$(33)

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	June 30, 2016	December 31, 2015
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

Below is a summary of OREO transactions for the six months ended June 30, 2016:

(in thousands)	OREO
Beginning OREO balance	$5,079
OREO sales	-
Valuation adjustments	-
Ending OREO balance	$5,079

The following tables provide information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2016 and December 31, 2015.

	At June 30, 2016
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$8,955	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	17%	1% to 20%
Impaired loans:
Commercial	$2,500	Sales comparison (1)	Management discount for asset type	68%	0% - 90%
Real estate - mortgage	774	Sales comparison (2)	Sales comparison adjustments	(1)%	(23)% - 18%
Construction & land	24	Sales comparison (2)	Sales comparison adjustments	0%	NA
Consumer	25	Sales comparison (2)	Sales comparison adjustments	(2)%	NA
Total impaired loans	$3,323
OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type and recent market volatility	0%	NA
Construction & land	5,161	Property appraisals (2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

35 | Page

	At December 31, 2015
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$5,810	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	15%	1% to 18%
Impaired loans:
Commercial	$5,006	Sales comparison (1)	Management discount for asset type	47%	0% to 81%
Commercial	667	Sales comparison (2)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	487	Sales comparison (2)	Sales comparison adjustments	12%	(15)% to 17%
Construction & land	27	Sales comparison (2)	Sales comparison adjustments	(24)%	NA
Consumer	109	Sales comparison (2)	Sales comparison adjustments	11%	(2)% to 14%
Total impaired loans	$6,296
OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type and recent market volatility	0%	0%
Construction & land	5,161	Property appraisals (2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

36 | Page

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$85,075	$85,075	$67,312	$67,312
Investment securities available for sale	149,644	149,644	153,685	153,685
Investment securities held to maturity	313,999	315,130	346,666	345,576
Other investments	13,974	13,974	12,461	12,461
Loans — net	2,779,359	2,785,177	2,658,519	2,647,448
Accrued interest receivable	11,083	11,083	10,362	10,362
Derivatives	4,862	4,862	3,896	3,896

Financial liabilities:
Deposits	$2,806,344	$2,806,187	$2,741,712	$2,741,366
Securities sold under agreements to repurchase	37,908	36,811	47,459	45,474
Other short-term borrowings	164,937	164,937	132,000	132,000
Accrued interest payable	1,027	1,027	1,134	1,134
Subordinated notes payable	59,070	62,702	59,031	59,080
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	17,935	17,935	9,889	9,889

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

37 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.  Regulatory Matters

Beginning in 2016, a Capital Conservation Buffer (CCB) requirement became effective for banking organizations. The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at June 30, 2016.

	At June 30, 2016		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	11.3%	9.2%	6.5%	7.0%
Tier 1 capital	11.3%	10.8%	8.0%	8.5%
Total capital	12.2%	13.8%	10.0%	10.5%
Tier 1 leverage	10.2%	9.8%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

38 | Page

14.  Supplemental Financial Data

Other noninterest income and other noninterest expense as shown in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 are detailed in the following tables.

	Three months ended		Six months ended
Other noninterest income	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Loan fees	$451	$418	$942	$713
Other customer service fees	687	564	1,329	1,129
Bank-owned life insurance	298	287	655	631
Equity method investments	420	556	914	789
Interest rate swaps	(163)	52	(456)	(23)
Other	107	-	119	18
Total	$1,800	$1,877	$3,503	$3,257

	Three months ended		Six months ended
Other noninterest expense	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Marketing and business development	$756	$809	$1,545	$1,468
Service contracts	1,310	1,093	2,524	2,007
Professional fees	692	511	1,311	1,136
Office supplies and delivery	306	298	636	641
Other	919	820	1,914	1,698
Total	$3,983	$3,531	$7,930	$6,950

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

Executive Summary

CoBiz Financial Inc. is a $3.5 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.  Our operating segments include Commercial Banking and Fee-Based Lines.

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

Industry Overview

At its June 2016 meeting, the Federal Open Market Committee (FOMC) kept the target range for the federal funds rate at 25-50 basis points.  The FOMC noted that it will be appropriate to raise the target federal funds rate based on progress towards the objectives of maximum employment and 2% inflation. The FOMC notes that global economic and financial developments continue to pose risks. The stance of monetary policy remains accommodative and the FOMC expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate and that the federal funds rate will likely remain below

39 | Page

levels expected to prevail in the longer run for some time.  In the first quarter of 2016, the federal funds futures market forecasted a 61% probability of a rate increase in December 2016.

The national unemployment rate was 4.9% at June 2016, compared to 5.0% at December 2015.  As of May 2016, Colorado’s unemployment rate was estimated to be 3.4%, compared to 3.5% at the end of 2015.  Arizona’s unemployment rate was estimated to be 5.6% in May 2016, compared to 5.9% at the end of 2015.

In the first quarter of 2016, FDIC insured commercial banks and savings institutions reported earnings that were 1.9% lower than the first quarter of 2015, due to an increase in provision for loan losses.  The increase in provision for loan losses was primarily due to a 2.4% increase in noncurrent loans in the first quarter of 2016.  This was the first quarterly increase in provision for loan losses in two years and was driven by a 65.1% increase in noncurrent commercial and industrial (C&I) loans.  A large part of the weakness in C&I loans was attributed to the energy sector.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net interest income before provision	$28,533	$28,072	$56,762	$56,073
Provision for loan losses	(1,652)	1,057	(1,282)	268
Noninterest income	7,812	7,940	15,500	15,258
Noninterest expense	26,268	24,359	52,100	49,722
Net income available to common shareholders	8,532	7,239	15,897	14,428

Diluted earnings per common share	$0.21	$0.17	$0.38	$0.35
Net interest margin	3.72%	3.96%	3.73%	4.01%
Return on average assets	1.01%	0.96%	0.95%	0.97%
Return on average shareholders' equity	12.19%	9.26%	11.47%	9.38%

•

Net interest income for the three and six months ended June 30, 2016 increased $0.5 million and $0.7 million over the prior year periods.  The increase was due to growth in the loan portfolio, offset by the decline in loan yields and additional interest expense on the issuance of $60.0 million in subordinated notes issued on June 25, 2015 (Notes).  While the net interest margin was relatively stable for the three and six months ended June 30, 2016, the net interest margin declined from the same periods in 2015.  The decline in loan yields and higher interest expense on the Notes were the primary causes of the decline in the net interest margin in 2016.

•

Provision for loan losses for the three and six months ended June 30, 2016 was a negative $1.7 million and $1.3 million (Allowance release), respectively.  The negative provision was primarily the result of improvement in asset quality and the resolution of a large impaired credit.

•

Net income available to common shareholders for the three and six months ended June 30, 2016 of $8.5 million and $15.9 million increased $1.3 million and $1.5 million, respectively, over the prior year periods.

40 | Page

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2016	2015
Total assets	$3,457,516	$3,351,767
Total investments	477,617	512,812
Total loans	2,813,703	2,699,205
Total deposits	2,806,344	2,741,712
Total shareholders' equity	286,052	273,536

Allowance for loan losses	$34,344	$40,686
Nonperforming assets	11,073	21,301
Allowance for loan and credit losses to total loans	1.22%	1.51%
Nonperforming assets to total assets	0.32%	0.64%

•	The loan portfolio at June 30, 2016 increased $114.5 million, or 4.2%, over the balance at December 31, 2015.

•

The allowance for loan and credit losses was 1.22% of total loans at June 30, 2016 and 1.51% at December 31, 2015.  In the first six months of 2016, the Company had net charge-offs of $5.1 million in the allowance for loan and credit losses, primarily due to a $5.5 million net charge-off on a single C&I credit, reserved for during the fourth quarter of 2015.

•	Total deposits at June 30, 2016 increased $64.6 million, or 2.4%, over the balance at December 31, 2015.

•	The Company’s total risk-based capital ratio was 13.8% at June 30, 2016.

•

In January 2016, the Company entered into a lease agreement for the Company’s new headquarters facility.  The lease is for 48,010 square feet of total space.  The Company took possession of the new facilities in June 2016 and expects to relocate its headquarters in December 2016.

•

The Company closed two bank locations in the Arizona market in 2016, reducing the total number of locations in Arizona from six to four. The closures were part of the Company’s ongoing evaluation of its operations.  The Company remains committed to growing its presence in the Arizona market while efficiently managing the Company’s cost structure, including its occupancy costs.

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

Financial Condition

Total assets at June 30, 2016 were $3.46 billion, increasing $105.7 million or 3.2% from $3.35 billion at December 31, 2015.  Assets consist primarily of net loans and investment securities, accounting for 94% of total assets.  Total liabilities at June 30, 2016 were $3.17 billion, compared to $3.08 billion at December 31, 2015.  Liabilities consist primarily of deposits and securities sold under agreements to repurchase, which total 90% of total liabilities.  Shareholders’ equity at June 30, 2016 was $286.1 million, an increase of $12.5 million or 4.6% from $273.5 million at December 31, 2015.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

41 | Page

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments accounted for 13.8% of total assets at June 30, 2016 and 15.3% at December 31, 2015.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities.  The corporate debt securities portfolio primarily consists of senior and subordinated debentures issued by the financial services industry.  None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

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

The net unrealized gain on available for sale securities was $3.3 million at June 30, 2016 compared to $2.8 million at December 31, 2015.  The Company did not recognize any OTTI in earnings during the three and six months ended June 30, 2016.

	At June 30, 2016			Net	% of
	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain	gain
Mortgage-backed securities	$279,717	$280,473	60.3%	$756	17.1%
Trust preferred securities	55,521	55,931	12.0%	410	9.3%
Corporate debt securities	98,137	100,709	21.7%	2,572	58.3%
Municipal securities	26,984	27,661	6.0%	677	15.3%
Total	$460,359	$464,774	100.0%	$4,415	100.0%

Loans.  Gross loans increased $114.5 million to $2.81 billion at June 30, 2016, from $2.70 billion at December 31, 2015. In the six months ended June 30, 2016, the Company extended $583.5 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $462.5 million and gross charge-offs of $6.4 million.

	At June 30, 2016		At December 31, 2015		At June 30, 2015
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,218,723	43.9%	$1,175,379	44.2%	$1,100,416	44.7%
Owner-occupied real estate	446,699	16.1%	436,643	16.4%	435,921	17.7%
Investor real estate	607,168	21.8%	579,625	21.8%	499,002	20.3%
Construction & land	184,620	6.6%	201,281	7.6%	203,262	8.3%
Consumer	258,773	9.3%	253,317	9.5%	212,730	8.6%
Other	97,720	3.5%	52,960	2.0%	44,782	1.8%
Total loans	2,813,703	101.2%	2,699,205	101.5%	2,496,113	101.4%
Allowance for loan losses	(34,344)	(1.2)%	(40,686)	(1.5)%	(33,832)	(1.4)%
Total net loans	$2,779,359	100.0%	$2,658,519	100.0%	$2,462,281	100.0%

Geographically, Colorado loans totaled $1.9 billion, an increase of $22.5 million from December 31, 2015.  Arizona loans totaled $945.9 million, an increase of $92.0 million from December 31, 2015.

The allowance for loan losses decreased $6.3 million in the first half of 2016 due to net charge-offs of $5.1 million and a negative provision for loan losses of $1.2 million.  See the Provision and Allowance for Loan and Credit Losses section below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $2.3 million to $19.9 million at June 30, 2016, from $22.2 million at December 31, 2015. The decrease was primarily related to the tax effect of annual bonus payments made in 2016 and the decrease in the allowance for loan losses.

42 | Page

Other Assets.  Other assets increased $2.8 million to $20.8 million at June 30, 2016, from $18.0 million at December 31, 2015.  The increase was primarily due to a $1.4 million tax receivable from the Company’s pre-payment of its 2016 tax liability and a $1.0 million increase in the fair value of derivatives related to customer accommodation interest-rate swaps.

Deposits.  Total deposits increased $64.6 million to $2.81 billion at June 30, 2016 from $2.74 billion at December 31, 2015.  Noninterest-bearing deposits at June 30, 2016 comprised 42.2% of total deposits.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $299.4 million and $236.7 million in CDARS and ICS accounts at June 30, 2016 and December 31, 2015, respectively.

DEPOSITS AND CUSTOMER	At June 30, 2016		At December 31, 2015		At June 30, 2015
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$853,815	30.0%	$804,777	28.9%	$770,076	28.6%
Interest-bearing demand	591,355	20.8%	585,524	21.0%	618,272	23.0%
Savings	19,097	0.7%	18,078	0.6%	19,384	0.7%
Certificates of deposits under $100	19,836	0.7%	21,515	0.8%	22,487	0.8%
Certificates of deposits $100 and over	89,008	3.1%	94,260	3.4%	105,111	3.9%
Reciprocal CDARS	49,210	1.7%	37,223	1.3%	42,424	1.6%
Total interest-bearing deposits	1,622,321	57.0%	1,561,377	56.0%	1,577,754	58.6%
Noninterest-bearing demand deposits	1,184,023	41.7%	1,180,335	42.3%	1,054,632	39.2%
Total deposits	2,806,344	98.7%	2,741,712	98.3%	2,632,386	97.8%
Customer repurchase agreements	37,908	1.3%	47,459	1.7%	58,328	2.2%
Total deposits and customer repurchase agreements	$2,844,252	100.0%	$2,789,171	100.0%	$2,690,714	100.0%

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

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At June 30, 2016, the Company had $164.9 million in short-term borrowings outstanding, compared to $132.0 million at December 31, 2015.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $5.2 million to $31.0 million at June 30, 2016 from $25.9 million at December 31, 2015.  The increase is primarily due to a $8.0 million increase in derivative liabilities, offset by a $2.5 million decline in the bonus accrual due to payments

43 | Page

made in the first quarter of 2016.  The values of derivative liabilities fluctuate based on projected future interest rates and vary from period-to-period, particularly on contracts with longer-term maturities.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, followed by a discussion of the major components of our income, expense and performance.

			2016 vs 2015				2016 vs 2015
INCOME STATEMENT	Three months ended		Increase		Six months ended		Increase
	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Interest income	$31,500	$30,044	$1,456	4.8%	$62,695	$60,008	$2,687	4.5%
Interest expense	2,967	1,972	995	50.5%	5,933	3,935	1,998	50.8%
NET INTEREST INCOME BEFORE PROVISION	28,533	28,072	461	1.6%	56,762	56,073	689	1.2%
Provision for loan losses	(1,652)	1,057	(2,709)	(256.3)%	(1,282)	268	(1,550)	(578.4)%
NET INTEREST INCOME AFTER PROVISION	30,185	27,015	3,170	11.7%	58,044	55,805	2,239	4.0%
Noninterest income	7,812	7,940	(128)	(1.6)%	15,500	15,258	242	1.6%
Noninterest expense	26,268	24,359	1,909	7.8%	52,100	49,722	2,378	4.8%
INCOME BEFORE INCOME TAXES	11,729	10,596	1,133	10.7%	21,444	21,341	103	0.5%
Provision for income taxes	3,197	3,213	(16)	(0.5)%	5,547	6,555	(1,008)	(15.4)%
NET INCOME FROM CONTINUING OPERATIONS	8,532	7,383	1,149	15.6%	15,897	14,786	1,111	7.5%
Net loss from discontinued operations	-	-	-	-%	-	(71)	71	100.0%
NET INCOME	$8,532	$7,383	$1,149	15.6%	$15,897	$14,715	$1,182	8.0%

Annualized return on assets for the three and six months ended June 30, 2016 and 2015 was 1.01% and 0.95%, respectively, compared to 0.96% and 0.97% in the prior year periods.  The improvement in the return on assets for the second quarter of 2016 over the same period in 2015 was primarily due to a $2.7 million decrease in the provision for loan losses, partially offset by a $1.9 million increase in noninterest expense.  Noninterest income as a percentage of taxable equivalent operating revenue(1) was 20.44% and 20.43% for the three and six months ended June 30, 2016, compared to 21.26% and 20.66% in the prior-year periods, respectively.  The Company’s efficiency ratio – taxable equivalent(1) was 68.71% and 68.67% for the three and six months ended June 30, 2016, compared to 65.48% and 67.43% in the prior-year periods, respectively.

(1)

Taxable equivalent operating revenue is comprised of tax equivalent net interest income and noninterest income.  To calculate tax equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation.  The efficiency ratio equals noninterest expense adjusted to exclude gains and losses on OREO, other assets and investments, divided by the sum of tax equivalent net interest income.  The following table includes non-GAAP financial measures used in the computation of the efficiency ratio and the ratio of noninterest income to taxable equivalent operating revenue.

44 | Page

		Three months ended June 30,		Six months ended June 30,
	(in thousands)	2016	2015	2016	2015
	Noninterest expense - GAAP	$26,268	$24,359	$52,100	$49,722
	Adjusted for:
	Net (gain) loss on securities, other assets and OREO	(7)	95	(10)	64
E	Adjusted noninterest expense - non-GAAP	$26,261	$24,454	$52,090	$49,786
	Net interest income - GAAP	$28,533	$28,072	$56,762	$56,073
F	Noninterest income - GAAP	7,812	7,940	15,500	15,258
	Operating revenue	36,345	36,012	72,262	71,331
	Taxable equivalent adjustment	1,874	1,335	3,591	2,507
G	Operating revenue - taxable equivalent - non-GAAP	$38,219	$37,347	$75,853	$73,838
E / G	Efficiency ratio - taxable equivalent - non-GAAP	68.71%	65.48%	68.67%	67.43%
F / G	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	20.44%	21.26%	20.43%	20.66%

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin.  The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  The FOMC has held the target federal funds rate at a range of 25-50 basis points since December 2015.

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2016 and 2015.

45 | Page

.	Three months ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$21,764	$25	0.45%	$23,744	$15	0.25%
Investment securities (1)	487,309	3,364	2.76%	483,867	3,350	2.77%
Loans (1)(2)	2,777,790	29,985	4.27%	2,467,522	28,014	4.49%
Total interest-earning assets	$3,286,863	$33,374	4.02%	$2,975,133	$31,379	4.18%
Noninterest-earning assets	108,097			101,549
Total assets	$3,394,960			$3,076,682

Liabilities and Shareholders' Equity
Deposits
Money market	$844,471	$567	0.27%	$738,879	$514	0.28%
Interest-bearing demand	565,028	216	0.15%	622,334	200	0.13%
Savings	17,920	2	0.04%	18,097	2	0.04%
Certificates of deposit
Reciprocal	44,945	21	0.19%	52,391	31	0.24%
Under $100	21,094	20	0.38%	23,008	23	0.40%
$100 and over	90,280	113	0.50%	109,321	142	0.52%
Total interest-bearing deposits	$1,583,738	$939	0.24%	$1,564,030	$912	0.23%
Other borrowings
Securities sold under agreements to repurchase	34,754	5	0.06%	61,626	9	0.06%
Other short-term borrowings	133,481	183	0.54%	27,539	19	0.27%
Long-term debt	131,225	1,840	5.55%	76,056	1,032	5.37%
Total interest-bearing liabilities	$1,883,198	$2,967	0.63%	$1,729,251	$1,972	0.45%
Noninterest-bearing demand accounts	1,217,761			1,024,447
Total deposits and interest-bearing liabilities	3,100,959			2,753,698
Other noninterest-bearing liabilities	12,384			3,320
Total liabilities	3,113,343			2,757,018
Total equity	281,617			319,664
Total liabilities and equity	$3,394,960			$3,076,682
Net interest income - taxable equivalent		$30,407			$29,407
Net interest spread			3.39%			3.73%
Net interest margin			3.72%			3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities	174.54%			172.05%

46 | Page

	Six months ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$20,678	$52	0.50%	$22,207	$27	0.24%
Investment securities (1)	497,553	6,954	2.80%	485,156	6,877	2.83%
Loans (1)(2)	2,739,636	59,280	4.28%	2,438,508	55,611	4.54%
Total interest-earning assets	$3,257,867	$66,286	4.03%	$2,945,871	$62,515	4.22%
Noninterest-earning assets	115,157			111,582
Total assets	$3,373,024			$3,057,453

Liabilities and Shareholders' Equity
Deposits
Money market	$825,386	$1,110	0.27%	$710,472	$1,003	0.28%
Interest-bearing demand	570,050	422	0.15%	591,790	394	0.13%
Savings	17,959	5	0.06%	17,118	4	0.05%
Certificates of deposit
Reciprocal	40,979	36	0.18%	54,461	65	0.24%
Under $100	21,101	40	0.38%	23,371	47	0.41%
$100 and over	92,510	231	0.50%	114,632	293	0.52%
Total interest-bearing deposits	$1,567,985	$1,844	0.24%	$1,511,844	$1,806	0.24%
Other borrowings
Securities sold under agreements to repurchase	40,684	12	0.06%	58,186	19	0.06%
Other short-term borrowings	147,477	398	0.53%	53,963	70	0.26%
Long-term debt	131,216	3,679	5.55%	74,122	2,040	5.47%
Total interest-bearing liabilities	$1,887,362	$5,933	0.63%	$1,698,115	$3,935	0.46%
Noninterest-bearing demand accounts	1,187,006			1,030,460
Total deposits and interest-bearing liabilities	3,074,368			2,728,575
Other noninterest-bearing liabilities	19,917			12,648
Total liabilities	3,094,285			2,741,223
Total equity	278,739			316,230
Total liabilities and equity	$3,373,024			$3,057,453
Net interest income - taxable equivalent		$60,353			$58,580
Net interest spread			3.40%			3.76%
Net interest margin			3.73%			4.01%
Ratio of average interest-earning assets to average interest-bearing liabilities	172.61%			173.48%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three and six months ended June 30, 2016 grew 3.4% and 3.0% over the prior year periods as a result of higher loan volume.  Average interest-earning assets for the three and six months ended June 30, 2016 increased $311.7 million to $3.29 billion and $312.0 million to $3.26 billion compared to the year-earlier averages.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 13 basis points (0.13%) for the three and six months ended June 30, 2016 compared to 14 basis points (0.14%) in the prior year periods.  The average rate on total interest-bearing liabilities for the three and six months ended June 30, 2016 increased 18 basis points (0.18%) and 17 basis points (0.17%) compared to the prior year periods, primarily due to the Notes issued in June 2015, and to a lesser degree an increase in the federal funds rate.

47 | Page

The following table presents noninterest income for the three and six months ended June 30, 2016 and 2015.

			2016 vs 2015				2016 vs 2015
NONINTEREST INCOME	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Service charges	$1,470	$1,455	$15	1.0%	$2,955	$2,948	$7	0.2%
Investment advisory income	1,430	1,471	(41)	(2.8)%	2,880	2,966	(86)	(2.9)%
Insurance income	3,112	3,137	(25)	(0.8)%	6,162	6,087	75	1.2%
Other income	1,800	1,877	(77)	(4.1)%	3,503	3,257	246	7.6%
Total noninterest income	$7,812	$7,940	$(128)	(1.6)%	$15,500	$15,258	$242	1.6%

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

Investment Advisory Income.  Investment advisory income declined approximately 3% during the three and six months ended June 30, 2016 over the prior year period.  Fees earned are generally based on a percentage of assets under management (AUM) and market valuations have a direct impact on AUM.  AUM totaled $822.5 million at June 30, 2016 compared to $886.7 million at June 30, 2015.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income remained relatively stable during the three and six months ended June 30, 2016 compared to the prior year periods.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.

The following table presents noninterest expense for the three and six months ended June 30, 2016 and 2015.

			2016 vs 2015				2016 vs 2015
NONINTEREST EXPENSE	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Salaries and employee benefits	$17,152	$16,216	$936	5.8%	$33,811	$33,191	$620	1.9%
Share-based compensation expense	832	739	93	12.6%	1,802	1,904	(102)	(5.4)%
Occupancy expenses, premises and equipment	3,517	3,258	259	7.9%	7,007	6,407	600	9.4%
Amortization of intangibles	150	150	-	-%	300	300	-	-%
FDIC and other assessments	471	443	28	6.3%	928	891	37	4.2%
Other real estate owned and loan workout costs	156	117	39	33.3%	312	143	169	118.2%
Net gain on securities, other assets and OREO	7	(95)	102	107.4%	10	(64)	74	115.6%
Other expense	3,983	3,531	452	12.8%	7,930	6,950	980	14.1%
Total noninterest expense	$26,268	$24,359	$1,909	7.8%	$52,100	$49,722	$2,378	4.8%

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.9 million or 5.8% and $0.6 million or 1.9% for  the three and six months ended June 30, 2016 over the prior year periods. The increases in both periods relate primarily to an increase in claims on the Company’s partially self-insured medical plan.  The Company had 524 full-time equivalent employees at June 30, 2016, down from 529 at June 30, 2015.

48 | Page

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

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased for the three and six months ended June 30, 2016, compared to the prior year periods, primarily due to higher maintenance costs and property taxes.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three and six months ended June 30, 2016 have remained stable compared to the corresponding prior year period.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Other Operating Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses for the three and six months ended June 30, 2016 increased $0.5 million over the prior year period primarily as a result of higher professional services costs.

Provision for Income Taxes.  The effective income tax rates for the three and six months ended June 30, 2016 were 27% and 26%, respectively, compared to 30% in the prior year periods.  The decrease in the effective tax rate in 2016 compared to 2015 is due to growth in the Company’s tax-exempt loan and investment portfolios.  Income from tax-exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.  The early adoption of ASU 2016-09 reduced the effective tax rate 1% in 2016.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
Provision for loan losses	$(1,652)	$1,057	$(2,709)	$(1,282)	$268	$(1,550)

The Company recorded a $1.7 million and $1.3 million negative provision for loan losses for the three and six months ended June 30, 2016 and 2015, respectively.  The negative provision was primarily due to improvement in credit quality of the loan portfolio.  Nonperforming assets were $6.0 million at June 30, 2016, a decrease of $10.2 million from the end of 2015.  The decrease was primarily due to the resolution of an $11.2 million C&I credit, previously disclosed as impaired and on nonaccrual in the fourth quarter of 2015. At the end of 2015, the Company had assigned a specific reserve to this credit of $7.2 million.  Resolution of this credit in 2016 included payments of $5.7 million, a net charge-off of $5.5 million and the release of a $1.6 million specific reserve recorded in the fourth quarter of 2015.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans increased to $58.2 million at June 30, 2016 from $51.1 million at December 31, 2015 and $46.3 million at June 30, 2015.  At June 30, 2016 and December 31, 2015, the allowance for loan and credit losses was 1.22% and 1.51% of total loans, respectively.  At June 30, 2015, the allowance for loan and credit losses to total loans was 1.36%.  The ratio of allowance for loan and credit losses to nonperforming loans was 573.0% at June 30, 2016,  250.81% at December 31, 2015 and 830.23% at June 30, 2015.  Though management believes the current allowance provides adequate coverage of

49 | Page

probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net charge-offs of $5.1 million during the three and six months ended June 30, 2016, compared to a net recovery of $0.8 million in the first six months of 2015.  Activity in the allowance for loan and credit losses for the current and relevant prior year periods is summarized below:

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Allowance for loan losses at beginning of period	$40,686	$32,765	$32,765
Charge-offs:
Commercial	(6,403)	(588)	(469)
Real estate - mortgage	-	(186)	(148)
Construction & land	-	(107)	(104)
Consumer	(20)	(130)	(31)
Other	-	(285)	(282)
Total charge-offs	(6,423)	(1,296)	(1,034)
Recoveries:
Commercial	596	239	125
Real estate - mortgage	18	1,112	1,101
Construction & land	739	1,155	335
Consumer	10	19	-
Other	-	272	272
Total recoveries	1,363	2,797	1,833
Net recoveries (charge-offs)	(5,060)	1,501	799
Provision for loan losses charged to operations	(1,282)	6,420	268
Allowance for loan losses at end of period	$34,344	$40,686	$33,832

Ratio of net (recoveries) charge-offs to average loans	0.18%	(0.06)%	(0.03)%

50 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2016	2015	2015
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$505	$-
Nonaccrual loans:
Commercial	5,087	15,109	2,781
Real estate - mortgage	775	499	1,113
Construction & land	24	27	29
Consumer & other	108	82	152
Total nonaccrual loans	5,994	15,717	4,075
Total nonperforming loans	5,994	16,222	4,075
OREO and repossessed assets	5,079	5,079	5,786
Total nonperforming assets	$11,073	$21,301	$9,861

Performing renegotiated loans	$27,240	$28,196	$29,806
Classified loans	$58,163	$51,078	$46,277

Allowance for loan losses	$34,344	$40,686	$33,832
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$34,344	$40,686	$33,832
Nonperforming assets to total assets	0.32%	0.64%	0.31%
Nonperforming loans to total loans	0.21%	0.60%	0.16%
Nonperforming loans and OREO to total loans and OREO	0.39%	0.79%	0.39%
Allowance for loan and credit losses to total loans	1.22%	1.51%	1.36%
Allowance for loan and credit losses to nonperforming loans	572.97%	250.81%	830.23%

Nonperforming assets decreased $10.2 million or 48.0% at June 30, 2016, from December 31, 2015 and increased $1.2 million or 12.2% from June 30, 2015.  The decline in nonperforming assets during the first half of 2016 was due to the resolution of the C&I loan discussed above.  Approximately 90.0% or $10.0 million of nonperforming assets at June 30, 2016 were concentrated in Colorado, while the remaining 10% or $1.1 million were in Arizona.  Nonperforming loans represented 54.1% of total nonperforming assets with the remaining 45.9% comprised of OREO.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 11 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three and six months ended June 30, 2016 and 2015 are presented below.

			2016 vs 2015				2016 vs 2015
Commercial Banking	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$30,263	$28,989	$1,274	4.4%	$60,220	$56,885	$3,335	5.9%
Provision for loan losses	(1,524)	1,115	(2,639)	(236.7)%	(1,142)	386	(1,528)	(395.9)%
Noninterest income	2,841	2,777	64	2.3%	5,696	5,443	253	4.6%
Noninterest expense	7,504	8,866	(1,362)	(15.4)%	17,984	18,543	(559)	(3.0)%
Provision for income taxes	7,215	7,487	(272)	(3.6)%	14,353	14,915	(562)	(3.8)%
Net income before management fees and overhead allocations	19,909	14,298	5,611	39.2%	34,721	28,484	6,237	21.9%
Management fees and overhead allocations, net of tax	10,101	6,358	3,743	58.9%	16,074	12,802	3,272	25.6%
Net income	$9,808	$7,940	$1,868	23.5%	$18,647	$15,682	$2,965	18.9%

51 | Page

Net income for the Commercial Banking segment increased $1.9 million during the three months ended June 30, 2016 compared to the prior year period.  Net interest income grew on higher loan volume and a negative provision expense for the second quarter of 2016, compared to the same period in 2015. Net income for Commercial Banking has also benefited from a decline in the tax rate due to an increase in tax exempt income.  Offsetting these amounts was an increase in management fees and allocations.

Net income for the Commercial Banking segment increased $3.0 million during the six months ended June 30, 2016 compared to the prior year period.  Factors contributing to the year-over-year increase in net income are similar to the quarterly discussion above:  Higher loan volume drove an increase in net interest income, a negative provision for loan losses was recognized in 2016 and the tax rate has decreased.

For both the three and six months ended June 30, 2016, management fees and overhead allocations have increased over the prior-year periods.  Overhead allocations consist of costs incurred by non-production support functions that centrally support all areas of the Company.  In the second quarter of 2016, certain administrative costs were identified as central support costs that had been reported as non-interest expense in the Commercial Banking segment.  These costs are now being reported in Corporate Support and Other and are reallocated to the Commercial Banking segment on the management fees and overhead allocations line item.

			2016 vs 2015				2016 vs 2015
Fee-Based Lines	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$(8)	$(9)	$1	11.1%	$(13)	$(20)	$7	35.0%
Noninterest income	4,542	4,607	(65)	(1.4)%	9,042	9,053	(11)	(0.1)%
Noninterest expense	4,483	3,984	499	12.5%	8,752	7,914	838	10.6%
Provision for income taxes	15	241	(226)	(93.8)%	112	456	(344)	(75.4)%
Net income before management fees and overhead allocations	36	373	(337)	(90.3)%	165	663	(498)	(75.1)%
Net loss from discontinued operations	-	-	-	-%	-	(71)	71	100.0%
Management fees and overhead allocations, net of tax	366	309	57	18.4%	791	612	179	29.2%
Net income (loss)	$(330)	$64	$(394)	(615.6)%	$(626)	$(20)	$(606)	nm %

nm - not meaningful

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations decreased during the three and six months ended June 30, 2016.  Revenue in the respective three and six month comparative periods was stable. Slight growth in insurance income offset lower investment advisory fees, which are directly related to AUM.  Average AUM fell 6.9% and 6.0% in the three and six month periods ended June 30, 2016 compared to the respective 2015 periods. Noninterest expense increased in both the three and six month periods of 2016 and primarily relates to higher salary and benefit costs.

52 | Page

			2016 vs 2015				2016 vs 2015
Corporate Support and Other	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$(1,722)	$(908)	$(814)	(89.6)%	$(3,445)	$(792)	$(2,653)	(335.0)%
Provision for loan losses	(128)	(58)	(70)	(120.7)%	(140)	(118)	(22)	(18.6)%
Noninterest income	429	556	(127)	(22.8)%	762	762	-	-%
Noninterest expense	14,281	11,509	2,772	24.1%	25,364	23,265	2,099	9.0%
Benefit for income taxes	(4,033)	(4,515)	482	10.7%	(8,918)	(8,816)	(102)	(1.2)%
Net loss before management fees and overhead allocations	(11,413)	(7,288)	(4,125)	(56.6)%	(18,989)	(14,361)	(4,628)	(32.2)%
Management fees and overhead allocations, net of tax	(10,467)	(6,667)	(3,800)	(57.0)%	(16,865)	(13,414)	(3,451)	(25.7)%
Net loss	$(946)	$(621)	$(325)	(52.3)%	$(2,124)	$(947)	$(1,177)	(124.3)%

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

The primary component of net interest expense for the segment is interest expense related to the Company’s long-term debt.  Net interest income decreased $0.8 million during the second quarter of 2016 compared to the second quarter of 2015 due to $0.9 million of interest expense recognized on the Notes issued in June 2015. Net interest income decreased $2.7 million during the first half of 2016 compared to 2015 on additional interest expense of $1.7 million relating to the Notes and the collection of past due interest on a problem loan resolution in the first quarter of 2015. The decrease in noninterest income for the three months ended June 30, 2016 is due to lower income on equity method investments. Higher salary, health insurance, facility rents and service contract costs resulted in an increase in noninterest expense for the three and six months ended June 30, 2016 compared to the prior year periods.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2016:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB line of credit(1)	$164,937	$-	$-	$-	$164,937
Repurchase agreements (1)	37,908	-	-	-	37,908
Operating lease obligations	2,304	9,078	7,149	14,918	33,449
Long-term debt obligations (2)(3)	7,274	14,547	12,386	149,338	183,545
Total contractual obligations	$212,423	$23,625	$19,535	$164,256	$419,839

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 3.00% and ranges from 2.08% to 3.61%.

(3)

Principal repayment of the $60.0 million fixed to floating Notes issued in June 2015 (Notes) is assumed to be at the contractual maturity, currently beyond five years.  Interest on the Notes is calculated at an annual fixed rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating

53 | Page

rate equal to three-month LIBOR plus 317 basis points. No estimate of interest payments during the floating rate period is included in the preceding table.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2016, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$615,333	$223,296	$33,363	$4,353	$876,345
Standby letters of credit	22,522	2,785	863	510	26,680
Commercial letters of credit	119	-	-	-	119
Unfunded commitments for unconsolidated investments	5,808	-	-	-	5,808
Company guarantees	2,200	-	-	755	2,955
Total commitments	$645,982	$226,081	$34,226	$5,618	$911,907

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

Approximately $39.4 million of total loan commitments at June 30, 2016 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest-rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest-rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest-rate swaps recorded on the balance sheet at June 30, 2016 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash

54 | Page

flows from MBS.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the Federal Reserve Bank  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $85.1 million at June 30, 2016, compared to $67.3 million at December 31, 2015.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 100.3% at June 30, 2016, from 98.4% at December 31, 2015.  At June 30, 2016, the Company had $164.9 million of wholesale borrowings outstanding and average wholesale borrowings of $133.5 million during the first six months of 2016.  Average wholesale borrowings were $62.3 million during the year ended December 31, 2015.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2016, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $170.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at June 30, 2016 totaled $581.7 million.  Available funding is comprised of $170.0 million through the unsecured federal fund lines and $411.7 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the

55 | Page

issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and the Notes, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2016.  The line of credit has a one year term and matures in May 2017.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2016, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Changes in shareholders’ equity are due to the following:

	Three months ended	Six months ended
(in thousands)	June 30, 2016	June 30, 2016
Beginning balance	$277,811	$273,536
Stock-based compensation	832	1,801
Options and restricted stock, net	502	119
Dividends paid-common	(1,859)	(3,706)
Other comprehensive income (loss), net of tax	155	(1,605)
Other	79	10
Net income	8,532	15,897
Ending balance	$286,052	$286,052

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

56 | Page

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At June 30, 2016, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At June 30, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

See Note 13 to the Condensed Consolidated Financial Statements for additional capital ratio disclosure.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board (FRB) finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at June 30, 2016 that was grandfathered under Basel III.  The Non-Advanced Approaches Capital rules for banks and financial institutions such as the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

57 | Page

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

58 | Page

changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest-rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at June 30, 2016, as adjusted by rate changes upward of up to 300 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 25-50 basis point target federal funds rate at June 30, 2016, with prime set at 300 basis points above the FOMC target.  The downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at June 30, 2016, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200	+300
Impact on:
Net interest income	n/a	(2.3)%	-%	2.5%	5.1%	7.8%
Market value of equity	n/a	(25.8)%	-%	16.6%	30.4%	41.4%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2016, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

59 | Page

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

The OCC, the FRB and the FDIC (collectively, the “Agencies”) finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate (CRE) lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The agencies are concerned that rising CRE loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in CRE markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ CRE lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations.

In December 2015, the Agencies released a new statement on prudent risk management for CRE lending (2015 Statement).  The Agencies expressed concern in the 2015 Statement about an easing of CRE underwriting standards and an observation of troubling risk management practices at some institutions.  In light of these developments, the Agencies directed financial institutions to review their policies and practices related to CRE lending and to maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk.  In 2016, the Agencies will continue to pay “special attention to potential risks associated with CRE lending”.

Our CRE portfolio at June 30, 2016 did not meet the definition of a CRE concentration according to the Agencies’ guidelines.  However, if the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Item 703 of Regulation S-K, the following table summarizes shares acquired and amounts paid in net settlement of restricted stock awards during the period.

Period	Total number of shares	Average price paid per share
April 1 - April 30, 2016	2,813	$12.11

60 | Page

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
10.1	First Amendment to Amended and Restated Credit Agreement, effective May 13, 2016, between CoBiz Financial Inc. and U.S. Bank N.A.	X
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 29, 2016	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 29, 2016	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

61 | Page