Form 10-Q
period 2016-09-30
COBIZ FINANCIAL INC
filed 2016-10-28
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 41,492,652 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 24, 2016.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At September 30, 2016 and December 31, 2015

	September 30,	December 31,
(in thousands, except share amounts)	2016	2015
Assets
Cash and due from banks	$58,532	$48,665
Interest-bearing deposits and federal funds sold	27,616	18,647
Total cash and cash equivalents	86,148	67,312

Investment securities available for sale (cost of $136,402 and $150,905, respectively)	140,283	153,685
Investment securities held to maturity (fair value of $308,998 and $345,576, respectively)	307,639	346,666
Other investments	7,160	12,461
Total investments	455,082	512,812

Loans - net of allowance for loan losses of $33,529 and $40,686, respectively	2,793,576	2,658,519
Intangible assets - net of amortization of $6,954 and $6,504, respectively	1,476	1,926
Bank-owned life insurance	53,307	49,373
Premises and equipment - net of depreciation of $41,111 and $39,504, respectively	9,293	6,122
Accrued interest receivable	10,994	10,362
Deferred income taxes, net	19,088	22,221
Other real estate owned - net of valuation allowance of $8,666	5,079	5,079
Other	18,455	18,041
TOTAL ASSETS	$3,452,498	$3,351,767

Liabilities
Deposits
Noninterest-bearing demand	$1,226,546	$1,180,335
Interest-bearing demand	681,256	585,524
Money market	854,928	804,777
Savings	20,403	18,078
Certificates of deposits	154,060	152,998
Total deposits	2,937,193	2,741,712
Securities sold under agreements to repurchase	52,114	47,459
Other short-term borrowings	2,199	132,000
Accrued interest and other liabilities	33,899	25,863
Subordinated notes payable - net of unamortized discount and issuance costs of $910 and $969, respectively	59,090	59,031
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,156,661	3,078,231

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,465,452 and 41,122,119 issued and outstanding, respectively	410	406
Additional paid-in capital	196,263	192,768
Accumulated earnings	96,916	77,079
Accumulated other comprehensive income (AOCI), net of income tax of $1,379 and $2,013, respectively	2,248	3,283
TOTAL SHAREHOLDERS' EQUITY	295,837	273,536
TOTAL LIABILITIES AND EQUITY	$3,452,498	$3,351,767

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$29,124	$26,758	$85,020	$79,959
Interest and dividends on investment securities:
Taxable securities	2,844	3,046	8,870	9,422
Nontaxable securities	179	238	538	408
Dividends on securities	111	103	473	309
Interest on federal funds sold and other	50	32	102	87
Total interest income	32,308	30,177	95,003	90,185
INTEREST EXPENSE:
Interest on deposits	996	916	2,840	2,722
Interest on short-term borrowings and securities sold under agreements to repurchase	60	46	470	135
Interest on subordinated debentures and notes payable	1,851	1,848	5,530	3,888
Total interest expense	2,907	2,810	8,840	6,745
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	29,401	27,367	86,163	83,440
Provision for loan losses	(1,168)	762	(2,450)	1,030
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	30,569	26,605	88,613	82,410
NONINTEREST INCOME:
Service charges	1,553	1,490	4,508	4,438
Investment advisory income	1,416	1,478	4,296	4,444
Insurance income	3,120	3,023	9,282	9,110
Other income	3,197	1,433	6,700	4,690
Total noninterest income	9,286	7,424	24,786	22,682
NONINTEREST EXPENSE:
Salaries and employee benefits	17,480	16,623	53,093	51,718
Occupancy expenses, premises and equipment	4,025	3,371	11,032	9,778
Amortization of intangibles	150	150	450	450
FDIC and other assessments	369	459	1,297	1,350
Other real estate owned and loan workout costs	120	105	432	248
Net gain on securities, other assets and other real estate owned	(98)	(59)	(88)	(123)
Other expense	3,997	4,089	11,927	11,039
Total noninterest expense	26,043	24,738	78,143	74,460
INCOME BEFORE INCOME TAXES	13,812	9,291	35,256	30,632
Provision for income taxes	3,543	2,337	9,090	8,892
NET INCOME FROM CONTINUING OPERATIONS	10,269	6,954	26,166	21,740
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	(113)
Benefit for income taxes	-	-	-	(42)
Net loss from discontinued operations	-	-	-	(71)
NET INCOME	$10,269	$6,954	$26,166	$21,669

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,269	$6,921	$26,166	$21,349

EARNINGS PER COMMON SHARE:
Basic	$0.25	$0.17	$0.63	$0.52
Diluted	$0.25	$0.17	$0.63	$0.52

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$10,269	$6,954	$26,166	$21,669
Other comprehensive income items:
Available for sale securities:
Net unrealized gain (loss)	695	(402)	1,196	686
Reclassification to operations	(98)	15	(95)	(83)
Net unrealized holding gains transferred to held to maturity	-	-	-	(8,821)
	597	(387)	1,101	(8,218)
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	-	8,821
Reclassification to operations	(459)	(616)	(1,385)	(1,413)
	(459)	(616)	(1,385)	7,408
Cash flow hedges:
Net unrealized gain (loss)	507	(1,559)	(2,218)	(1,257)
Reclassification to operations	275	262	833	824
	782	(1,297)	(1,385)	(433)
Total other comprehensive income (loss) items	$920	$(2,300)	$(1,669)	$(1,243)

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$263	$(152)	$454	$261
Reclassification to operations	(37)	4	(36)	(33)
Net unrealized holding gains transferred to held to maturity	-	-	-	(3,352)
	226	(148)	418	(3,124)
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	-	3,352
Reclassification to operations	(174)	(234)	(526)	(537)
	(174)	(234)	(526)	2,815
Cash flow hedges:
Net unrealized gain (loss)	193	(592)	(843)	(478)
Reclassification to operations	105	99	317	313
	298	(493)	(526)	(165)
Total income tax provision (benefit)	$350	$(875)	$(634)	$(474)
Other comprehensive income (loss), net of tax	570	(1,425)	(1,035)	(769)
Comprehensive income	$10,839	$5,529	$25,131	$20,900

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine months ended
	September 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,166	$21,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,319	2,880
Provision for loan losses	(2,450)	1,030
Stock-based compensation	2,492	2,611
Deferred income taxes	3,599	1,018
Excess tax benefit from stock-based compensation	-	(610)
Bank-owned life insurance	(1,000)	(980)
Net gain on securities, other assets and other real estate owned	(88)	(123)
Other operating activities, net	122	(555)
Changes in operating assets and liabilities:
Other assets	81	(1,549)
Other liabilities	2,872	(898)
Net cash provided by operating activities	35,113	24,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(11,489)	(10,958)
Proceeds from other investments	17,487	12,407
Purchase of investment securities available for sale	(1,970)	(39,774)
Purchase of investment securities held to maturity	(12,651)	(74,813)
Maturity, call and principal payments on investment securities available for sale	16,251	36,918
Maturity, call and principal payment on investment securities held to maturity	48,253	44,831
Acquisition of client relationships	-	(75)
Purchase of bank-owned life insurance	(3,195)	-
Net proceeds from sale of loans, OREO and repossessed assets	60	2,073
Loan originations and repayments, net	(128,944)	(213,474)
Purchase of premises and equipment	(5,355)	(962)
Other investing activities, net	272	-
Net cash used in investing activities	(81,281)	(243,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	194,419	269,982
Net increase (decrease) in certificates of deposits	1,062	(54,860)
Net decrease in short-term borrowings	(129,801)	(2,469)
Net increase in securities sold under agreements to repurchase	4,655	12,206
Net proceeds from issuance of subordinated notes payable	-	58,992
Proceeds from issuance of common stock	1,342	1,233
Taxes paid in net settlement of restricted stock	(890)	(1,183)
Redemption of preferred stock	-	(57,366)
Dividends paid on common stock	(5,783)	(5,107)
Dividends paid on preferred stock	-	(320)
Excess tax benefit from stock-based compensation	-	610
Net cash provided by financing activities	65,004	221,718

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,836	2,384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,312	91,565
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,148	$93,949

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

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at September 30, 2016 or December 31, 2015.

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

	Nine months ended
	September 30,
(in thousands)	2016	2015
Cash paid during the period for:
Interest	$8,141	$5,609
Income taxes	5,538	6,953

Other noncash activities:
Available for sale securities transferred to held to maturity	$-	$288,598
Loans transferred to held for sale	60	1,628

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At September 30, 2016 and December 31, 2015, the Company had no trading securities.

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

2.  Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  ASU 2016-09 includes provisions intended to simplify various aspects related to accounting for and presentation of share-based payments in the financial statements.  The areas for

10 | Page

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), regarding how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments of ASU 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Amendments in this ASU should be applied using a

11 | Page

retrospective transition method to each period presented.  The Company is evaluating the effects ASU 2016-15 will have on its financial statements and disclosures and does not expect these effects to be material.

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and nine months ended September 30, 2016 and 2015.  Net loss per common share from discontinued operations was not material in the presented periods and has been excluded from the following table.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015
Net income from continuing operations	$10,269	$6,954	$26,166	$21,740
Net loss from discontinued operations	-	-	-	(71)
Net income	10,269	6,954	26,166	21,669
Preferred stock dividends	-	(33)	-	(320)
Net income available to common shareholders	10,269	6,921	26,166	21,349
Dividends and undistributed earnings allocated to participating securities	(116)	(84)	(300)	(279)
Earnings allocated to common shares (1)	$10,153	$6,837	$25,866	$21,070

Weighted average common shares - issued	41,434,195	41,041,238	41,334,632	40,958,467
Average unvested restricted share awards	(462,927)	(498,049)	(472,885)	(530,220)
Weighted average common shares outstanding - basic	40,971,268	40,543,189	40,861,747	40,428,247
Effect of dilutive stock options and awards outstanding	220,779	280,984	180,676	246,649
Weighted average common shares outstanding - diluted	41,192,047	40,824,173	41,042,423	40,674,896
Weighted average antidilutive securities outstanding (2)	118,596	92,859	158,154	182,627

Basic earnings per common share	$0.25	$0.17	$0.63	$0.52
Diluted earnings per common share	$0.25	$0.17	$0.63	$0.52

Dividends declared per share	$0.050	$0.045	$0.140	$0.125

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

12 | Page

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At September 30, 2016				At December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$36,398	$1,666	$535	$37,529	$44,845	$1,684	$446	$46,083
Corporate debt securities	96,735	2,645	2	99,378	102,273	1,632	169	103,736
Municipal securities	3,269	107	-	3,376	3,787	99	20	3,866
Total AFS	$136,402	$4,418	$537	$140,283	$150,905	$3,415	$635	$153,685
Held to maturity securities (HTM):
Mortgage-backed securities	$273,430	$1,281	$646	$274,065	$312,658	$99	$2,059	$310,698
Trust preferred securities	10,596	500	198	10,898	10,524	816	85	11,255
Municipal securities	23,613	425	3	24,035	23,484	151	12	23,623
Total HTM	$307,639	$2,206	$847	$308,998	$346,666	$1,066	$2,156	$345,576

The amortized cost and estimated fair value of investments in debt securities at September 30, 2016, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$40,981	$41,232	$-	$-
Due after one year through five years	40,248	41,471	19,970	20,323
Due after five years through ten years	18,774	20,051	3,086	3,152
Due after ten years	36,399	37,529	11,153	11,458
Mortgage-backed securities	-	-	273,430	274,065
	$136,402	$140,283	$307,639	$308,998

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $145.0 million and $157.3 million were pledged to secure public deposits of $116.2 million and $113.6 million at September 30, 2016 and December 31, 2015, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at September 30, 2016 and December 31, 2015.

13 | Page

There were 115 and 168 securities in the tables below at September 30, 2016 and December 31, 2015, respectively, in an unrealized loss position.

	September 30, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$11,896	$218	$8,250	$317	$20,146	$535
Corporate debt securities	4,997	2	-	-	4,997	2
Total AFS	$16,893	$220	$8,250	$317	$25,143	$537

HTM
Mortgage-backed securities	$40,295	$161	$51,206	$485	$91,501	$646
Trust preferred securities	4,175	87	760	111	4,935	198
Municipal securities	1,078	3	-	-	1,078	3
Total HTM	$45,548	$251	$51,966	$596	$97,514	$847

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$15,294	$439	$995	$7	$16,289	$446
Corporate debt securities	33,591	169	-	-	33,591	169
Municipal securities	431	20	-	-	431	20
Total AFS	$49,316	$628	$995	$7	$50,311	$635

HTM
Mortgage-backed securities	$281,547	$2,059	$-	$-	$281,547	$2,059
Trust preferred securities	-	-	780	85	780	85
Municipal securities	2,604	12	-	-	2,604	12
Total HTM	$284,151	$2,071	$780	$85	$284,931	$2,156

Other investments at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Bank stocks — at cost	$4,988	$10,289
Investment in statutory trusts — equity method	2,172	2,172
Total	$7,160	$12,461

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At September 30, 2016, the Company did not consider the investment to be other-than-temporarily impaired.

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

14 | Page

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

•	Other loans – Other loans include lending products, such as taxable and tax exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at September 30, 2016 and December 31, 2015 were as follows:

(in thousands)	At September 30, 2016	At December 31, 2015
Commercial	$1,195,177	$1,174,570
Real estate - mortgage	1,099,470	1,017,072
Construction & land	171,686	202,011
Consumer	263,813	253,240
Other	97,365	52,616
Loans held for investment	2,827,511	2,699,509

Allowance for loan losses	(33,529)	(40,686)
Unearned net loan fees	(406)	(304)
Total net loans	$2,793,576	$2,658,519

The Company uses qualifying loans as collateral for advances and a line of credit from the FHLB.  The FHLB line of credit did not have an outstanding balance at September 30, 2016.  The Company pledged loans of $838.0 million with a lending value of $581.8 million as collateral for the FHLB line of credit.

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

16 | Page

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2016 and December 31, 2015 is summarized below:

	At September 30, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$113,909	$2,826	$116,735
Finance and insurance	59,608	483	60,091
Healthcare	135,227	388	135,615
Real estate services	123,206	947	124,153
Construction	64,268	4,643	68,911
Public administration	245,922	1,193	247,115
Other	407,215	35,342	442,557
	1,149,355	45,822	1,195,177
Real estate - mortgage
Residential & commercial owner-occupied	466,452	7,254	473,706
Residential & commercial investor	623,974	1,790	625,764
	1,090,426	9,044	1,099,470

Construction & land	171,686	-	171,686

Consumer	262,123	1,690	263,813
Other	95,545	1,820	97,365
Total loans held for investment	$2,769,135	$58,376	$2,827,511
Unearned net loan fees			(406)
Net loans held for investment			$2,827,105

	At December 31, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$132,083	$2,967	$135,050
Finance and insurance	64,243	36	64,279
Healthcare	126,049	462	126,511
Real estate services	117,283	1,580	118,863
Construction	56,581	1,325	57,906
Public administration	211,373	9,739	221,112
Other	425,233	25,616	450,849
	1,132,845	41,725	1,174,570
Real estate - mortgage
Residential & commercial owner-occupied	431,805	5,050	436,855
Residential & commercial investor	577,835	1,057	578,892
Other	1,325	-	1,325
	1,010,965	6,107	1,017,072

Construction & land	201,984	27	202,011

Consumer	252,869	371	253,240
Other	49,768	2,848	52,616
Total loans held for investment	$2,648,431	$51,078	$2,699,509
Unearned net loan fees			(304)
Net loans held for investment			$2,699,205

17 | Page

Transactions in the allowance for loan losses by segment for the three and nine months ended September 30, 2016 and 2015 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2016	2015	2016	2015
Allowance for loan losses, beginning of period
Commercial	$17,349	$17,568	$24,215	$14,614
Real estate - mortgage	10,281	10,879	10,372	12,463
Construction & land	2,335	2,206	2,111	2,316
Consumer	2,660	2,201	2,592	2,329
Other	786	609	643	488
Unallocated	933	369	753	555
Total	34,344	33,832	40,686	32,765

Provision
Commercial	$(1,247)	$944	$(2,306)	$4,242
Real estate - mortgage	247	(1,104)	138	(3,641)
Construction & land	(250)	(19)	(765)	(360)
Consumer	109	396	187	299
Other	119	81	262	212
Unallocated	(146)	464	34	278
Total	(1,168)	762	(2,450)	1,030

Charge-offs
Commercial	$(227)	$(32)	$(6,630)	$(501)
Real estate - mortgage	-	(38)	-	(186)
Construction & land	-	-	-	(104)
Consumer	-	(14)	(20)	(45)
Other	(4)	(3)	(4)	(285)
Total	(231)	(87)	(6,654)	(1,121)

Recoveries
Commercial	$460	$54	$1,056	$179
Real estate - mortgage	9	5	27	1,106
Construction & land	101	323	840	658
Consumer	14	10	24	10
Other	-	-	-	272
Total	584	392	1,947	2,225

Allowance for loan losses, end of period
Commercial	$16,335	$18,534	$16,335	$18,534
Real estate - mortgage	10,537	9,742	10,537	9,742
Construction & land	2,186	2,510	2,186	2,510
Consumer	2,783	2,593	2,783	2,593
Other	901	687	901	687
Unallocated	787	833	787	833
Total	$33,529	$34,899	$33,529	$34,899

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

Troubled debt restructurings have a direct impact on the ALL to the extent a loss has been recognized in relation to the loan modified.  This is consistent with the Company’s consideration of Migration in determining general reserves.

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

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At September 30, 2016				At December 31, 2015
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$24,105	$3,598	$1,171,983	$12,737	$33,927	$10,975	$1,141,452	$13,240
Real estate - mortgage	4,034	156	1,094,949	10,381	6,521	320	1,009,747	10,052
Construction & land	1,960	112	168,634	2,074	2,610	192	198,671	1,919
Consumer	238	110	263,633	2,673	855	56	252,462	2,536
Other	-	-	97,569	901	-	-	52,960	643
Unallocated	-	-	-	787	-	-	-	753
Total	$30,337	$3,976	$2,796,768	$29,553	$43,913	$11,543	$2,655,292	$29,143

Information on impaired loans at September 30, 2016 and December 31, 2015 is reported in the following tables:

	At September 30, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$3,118	$3,095	$3,092	$3	$247
Finance and insurance	27	27	27	-	27
Healthcare	201	201	201	-	11
Real estate services	7,012	7,012	7,012	-	399
Construction	2,792	2,755	2,473	282	182
Other	11,450	11,015	10,988	27	2,732
	24,600	24,105	23,793	312	3,598
Real estate - mortgage
Residential & commercial owner-occupied	1,646	1,646	1,205	441	69
Residential & commercial investor	2,388	2,388	2,388	-	87
	4,034	4,034	3,593	441	156

Construction & land	1,960	1,960	1,960	-	112
Consumer	238	238	214	24	110
Total	$30,832	$30,337	$29,560	$777	$3,976

20 | Page

	At December 31, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans (1)	allowance	allowance	allowance
Commercial
Manufacturing	$5,002	$4,795	$4,795	$-	$476
Finance and insurance	36	36	36	-	36
Healthcare	125	125	125	-	9
Real estate services	7,638	7,638	7,638	-	559
Construction	1,906	1,874	1,874	-	309
Other	20,847	19,459	19,451	8	9,586
	35,554	33,927	33,919	8	10,975
Real estate - mortgage
Residential & commercial owner-occupied	1,790	1,790	1,479	311	185
Residential & commercial investor	4,731	4,731	4,731	-	135
	6,521	6,521	6,210	311	320

Construction & land	2,643	2,610	2,583	27	192
Consumer	855	855	746	109	56
Total	$45,573	$43,913	$43,458	$455	$11,543

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

	Impaired loans
	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$3,100	$31	$5,967	$72	$3,815	$122	$5,915	$252
Finance and insurance	28	-	108	13	31	-	196	21
Healthcare	205	3	-	-	194	9	-	-
Real estate services	7,046	78	7,894	70	7,240	206	8,117	215
Construction	1,998	59	1,791	37	1,694	98	1,604	84
Other	11,598	150	8,219	143	12,861	407	6,153	367
	23,975	321	23,979	335	25,835	842	21,985	939
Real estate - mortgage
Residential & commercial owner-occupied	1,680	18	1,555	-	1,877	43	1,431	103
Residential & commercial investor	3,141	30	4,784	35	4,171	107	5,224	138
	4,821	48	6,339	35	6,048	150	6,655	241

Construction & land	2,309	34	2,677	23	2,470	76	3,036	83

Consumer	243	4	1,298	60	504	18	1,948	212
Other	-	-	-	-	-	-	35	11
Total	$31,348	$407	$34,293	$453	$34,857	$1,086	$33,659	$1,486

21 | Page

The table below summarizes transactions related to troubled debt restructurings during the nine months ended September 30, 2016.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2015	$28,196	$13,837	$42,033
New restructurings	7,521	2,795	10,316
Change in accrual status	(912)	912	-
Net paydowns	(9,514)	(6,077)	(15,591)
Charge-offs	-	(6,454)	(6,454)
Ending balance at September 30, 2016	$25,291	$5,013	$30,304

At September 30, 2016 and December 31, 2015, there were $1.5 million and $1.7 million in outstanding commitments on restructured loans, respectively.

The below table provides information regarding troubled debt restructurings that occurred during the three and nine months ended September 30, 2016 and 2015.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended September 30, 2016			Three months ended September 30, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	-	$-	$-	1	$191	$191
Construction	2	1,500	1,444	1	813	773
Other	4	3,122	2,757	3	2,320	1,230
Total	6	$4,622	$4,201	5	$3,324	$2,194

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$50	$23	4	$2,117	$1,512
Finance and insurance	-	-	-	1	75	48
Healthcare	1	100	100	-	-	-
Construction	3	1,825	1,769	2	1,638	973
Other	8	6,640	5,726	12	6,674	4,184
	13	8,615	7,618	19	10,504	6,717
Real estate - mortgage
Residential and commercial owner-occupied	-	-	-	1	1,000	1,000
Consumer	1	77	73	1	148	136
Total	14	$8,692	$7,691	21	$11,652	$7,853

Troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three and nine months ended September 30, 2016 and 2015.

22 | Page

The following table presents troubled loans restructured within the past 12 months that had a payment default during the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
	2016		2015
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Other	3	$1,586	-	$-
Total	3	$1,586	-	$-

The allowance for loan losses on troubled debt restructurings included in the table above was $1.1 million at September 30, 2016.

The Company’s nonaccrual loans by class at September 30, 2016 and December 31, 2015 are reported in the following table:

(in thousands)	At September 30, 2016	At December 31, 2015
Commercial
Manufacturing	$1,000	$1,045
Finance and insurance	27	36
Real estate services	-	91
Construction	282	451
Other	3,193	13,486
Total commercial	4,502	15,109

Residential & commercial owner-occupied	441	499
Construction & land	-	27
Consumer	103	82
Total nonaccrual loans	$5,046	$15,717

23 | Page

The tables below summarize the aging of the Company’s loan portfolio at September 30, 2016 and December 31, 2015.  The Company did not have any loans 90 days or more past due and accruing at September 30, 2016.

	At September 30, 2016
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$-	$-	$997	$997	$115,738	$116,735
Finance and insurance	655	26	-	681	59,410	60,091
Healthcare	-	17	-	17	135,598	135,615
Real estate services	3,664	-	-	3,664	120,489	124,153
Construction	-	-	-	-	68,911	68,911
Public administration	-	-	-	-	247,115	247,115
Other	3,197	2,317	-	5,514	437,043	442,557
	7,516	2,360	997	10,873	1,184,304	1,195,177
Real estate - mortgage
Residential & commercial owner-occupied	-	123	-	123	473,583	473,706
Residential & commercial investor	1,016	-	-	1,016	624,748	625,764
	1,016	123	-	1,139	1,098,331	1,099,470

Construction & land	-	-	-	-	171,686	171,686

Consumer	141	-	-	141	263,672	263,813
Other	-	-	-	-	97,365	97,365
Total loans held for investment	$8,673	$2,483	$997	$12,153	$2,815,358	$2,827,511
Unearned net loan fees						(406)
Net loans held for investment						$2,827,105

	At December 31, 2015
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$24	$-	$-	$24	$135,026	$135,050	$-
Finance and insurance	-	-	-	-	64,279	64,279	-
Healthcare	323	-	-	323	126,188	126,511	-
Real estate services	183	-	-	183	118,680	118,863	-
Construction	-	-	-	-	57,906	57,906	-
Public administration	-	-	-	-	221,112	221,112	-
Other	173	185	2,125	2,483	448,366	450,849	-
	703	185	2,125	3,013	1,171,557	1,174,570	-
Real estate - mortgage
Residential & commercial owner-occupied	-	317	-	317	436,538	436,855	-
Residential & commercial investor	-	-	-	-	578,892	578,892	-
Other	-	-	-	-	1,325	1,325	-
	-	317	-	317	1,016,755	1,017,072	-

Construction & land	156	-	-	156	201,855	202,011	-

Consumer	-	89	505	594	252,646	253,240	505
Other	-	-	-	-	52,616	52,616	-
Total loans held for investment	$859	$591	$2,630	$4,080	$2,695,429	$2,699,509	$505
Unearned net loan fees						(304)
Net loans held for investment						$2,699,205

24 | Page

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
AOCI component (in thousands)	2016	2015	2016	2015	Line item in Condensed Consolidated Statements of Income
Available for sale securities:
Realized gain (loss)	$98	$(15)	$95	$83	Net gain on securities, other assets and OREO
Taxes	(37)	4	(36)	(33)	Provision for income taxes
Subtotal	61	(11)	59	50
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	459	616	1,385	1,413	Interest on taxable / nontaxable securities
Taxes	(174)	(234)	(526)	(537)	Provision for income taxes
Subtotal	285	382	859	876
Cash flow hedges:
Loans	151	233	463	698	Interest and fees on loans
Debt	(426)	(495)	(1,296)	(1,522)	Interest on subordinated debentures and notes payable
Realized loss	(275)	(262)	(833)	(824)
Taxes	105	99	317	313	Provision for income taxes
Subtotal	(170)	(163)	(516)	(511)

Total reclassifications out of AOCI	$176	$208	$402	$415

The following table provides the beginning and ending balances of AOCI and changes during the nine months ended September 30, 2016.

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2015	$1,724	$4,289	$(2,730)	$3,283
Other comprehensive income (loss) items	742	-	(1,375)	(633)
Reclassifications	(59)	(859)	516	(402)
Other comprehensive loss, net of tax	683	(859)	(859)	(1,035)
Balance at September 30, 2016	$2,407	$3,430	$(3,589)	$2,248

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

25 | Page

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s interest income and expense. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. The Company also offers an interest rate hedge program that includes various derivative products, including swaps, to assist its customers in managing their interest rate risk profile. In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

At September 30, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $16.9 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $15.7 million against its obligations under these agreements.  At September 30, 2016, the Company was not in default under any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2016	2015	classification	2016	2015
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$-	$578	Accrued interest and other liabilities	$6,728	$4,981
Fair value hedge - interest rate swap	Other assets	$-	$117	Accrued interest and other liabilities	$4,707	$1,574

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,490	$3,092	Accrued interest and other liabilities	$4,828	$3,275
Foreign exchange forward contracts	Other assets	$8	$109	Accrued interest and other liabilities	$45	$59

26 | Page

The tables below include information about financial instruments that are eligible to offset as required by ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities.

	At September 30, 2016
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives not designated as hedges(1)	$4,498	$-	$4,498	$(8)	$-	$4,490
Total	$4,498	$-	$4,498	$(8)	$-	$4,490

	At September 30, 2016
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(11,435)	$-	$(11,435)	$-	$11,435	$-
Derivatives not designated as hedges(2)	(4,873)	-	(4,873)	8	4,300	(565)
Securities sold under agreements to repurchase(3)	(52,114)	-	(52,114)	-	52,114	-
Total	$(68,422)	$-	$(68,422)	$8	$67,849	$(565)

	At December 31, 2015
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$695	$-	$695	$(316)	$-	$379
Derivatives not designated as hedges(1)	3,201	-	3,201	(88)	-	3,113
Total	$3,896	$-	$3,896	$(404)	$-	$3,492

	At December 31, 2015
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,555)	$-	$(6,555)	$316	$6,239	$-
Derivatives not designated as hedges(2)	(3,334)	-	(3,334)	88	2,935	(311)
Securities sold under agreements to repurchase(3)	(47,459)	-	(47,459)	-	47,459	-
Total	$(57,348)	$-	$(57,348)	$404	$56,633	$(311)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the first quarter of 2016, the Company terminated five interest rate swaps with a notional value of $75.0 million that had fixed the interest rate on a portion of its 1-Month LIBOR loan portfolio.  Upon termination, the Company had an unrealized gain of $1.3 million in AOCI.  The unrealized gain will continue to be reported in AOCI, and will be reclassified to interest income over a period of three years.  In October 2016, the Company entered into two interest rate swaps to hedge the risk of changes in cash flow on its LIBOR-based loan portfolio.  The interest rate swaps have a weighted average term of six years and have a combined notional value of $100.0 million.  The Company will pay a variable rate based on 1-month LIBOR and receive a weighted average fixed-rate of 1.23%.

27 | Page

For hedges of the Company’s variable-rate borrowings, interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  The Company has executed a series of interest rate swap transactions in order to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The swaps have remaining maturities from four to eight years. Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional	Fixed rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses this methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2016 and 2015.

Amounts reported in AOCI related to derivatives will be reclassified to interest income/expense as interest payments are received/paid on the Company’s variable-rate assets/liabilities.  During the next 12 months, the Company estimates that $1.5 million will be reclassified as an increase to interest expense and $0.6 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At September 30, 2016, the Company had interest rate swaps with a notional amount of $63.4 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2016 representing hedge ineffectiveness was not material and $0.3 million, respectively.  During the three and nine months ended September 30, 2015, hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At September 30, 2016, the Company had 90 interest rate swaps with an aggregate notional
28 | Page

amount of $210.6 million related to this program.  During the three and nine months ended September 30, 2016 and 2015, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” in the Condensed Consolidated Statements of Income, were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At September 30, 2016, the Company’s foreign currency holdings included British pounds, Euro, Swiss Franc, Japanese Yen, Mexican Pesos, and New Zealand, Australian and Canadian dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘Other assets” and, forward contracts in loss positions are recorded in “Accrued interest and other liabilities” in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statements of Income.  At September 30, 2016, the Company had forward contracts with a notional amount of $5.5 million that mature in less than one year.  Net gains recognized and included in “Other income” in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2016 and 2015 on foreign exchange forward contracts was $0.1 million and $0.3 million, respectively.

8.  Borrowed Funds

Securities sold under agreements to repurchase at September 30, 2016 and December 31, 2015 are summarized below.

	September 30,	December 31,
(in thousands)	2016	2015
Securities sold under agreements to repurchase (secured by pledge of principally mortgage-backed securities with an estimated fair value of $53,156 and $49,882, respectively)	$52,114	$47,459

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At September 30, 2016, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

During the second quarter of 2016, the Company renewed a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points. The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC. The LOC matures May 2017, at which time any outstanding amounts are due and payable. Proceeds from the LOC will be used for general corporate purposes and backup liquidity. Although the LOC is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank. At September 30, 2016 and December 31, 2015, there was no amount outstanding on the LOC.

29 | Page

9.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three and nine months ended September 30, 2016, the Company recognized stock-based compensation expense of $0.7 million and $2.5 million, respectively.  As discussed in Note 2 – Recent Accounting Pronouncements, the Company adopted the amendments to share-based compensation accounting in ASU 2016-09 in the first quarter of 2016.  In accordance with ASU 2016-09, beginning in 2016 the Company elected a policy to account for forfeitures as they occur.

The following table summarizes changes in option awards during the nine months ended September 30, 2016:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2015	461,050	$8.87
Granted	41,403	11.53
Exercised	(133,317)	7.66
Forfeited	(10,016)	7.11
Outstanding at September 30, 2016	359,120	$9.68
Exercisable at September 30, 2016	253,139	$8.84

The weighted average grant date fair value of options granted during the nine months ended September 30, 2016 was $2.29.

The following table summarizes changes in stock awards during the nine months ended September 30, 2016.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2015	500,034	$10.85
Granted	282,383	11.53
Vested	(289,861)	10.44
Forfeited	(23,626)	11.45
Unvested at September 30, 2016	468,930	$11.49

At September 30, 2016, there was $4.1 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.9 years.

10. Leases

The Company has various operating lease agreements for office space. In January 2016, the Company entered into a new lease for facilities located at 1401 Lawrence Street, Denver, Colorado. The leased space will become the new headquarters for the Company and includes 44,010 square feet of office space and 4,000 square feet of ground level retail space for a banking facility.  The Company took possession of the space in June 2016 and expects to relocate and commence operations from that location in December 2016.  The lease term is for 12 years with rents escalating 2% annually.  Scheduled rents for the new headquarters lease are included in the five year lease obligations table below. In addition to the new headquarters lease, the Company extended the lease for its current headquarters to retain the space through December 2016.  Rents under the extension are included in the table below.

(in thousands)	At September 30, 2016
2016 (remainder)	$1,152
2017	4,837
2018	4,625
2019	4,318
2020	3,231
Thereafter	16,172
Total	$34,335

30 | Page

11.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three and nine months ended September 30, 2016 and 2015 by segment.

	Three months ended September 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$32,216	$-	$92	$32,308
Total interest expense	1,078	11	1,818	2,907
Provision for loan losses	(1,158)	-	(10)	(1,168)
Noninterest income	3,622	4,536	1,128	9,286
Noninterest expense	9,731	4,055	12,257	26,043
Management fees and allocations, net of tax	7,757	464	(8,221)	-
Provision (benefit) for income taxes	7,535	165	(4,157)	3,543
Net income (loss)	$10,895	$(159)	$(467)	$10,269

	Nine months ended September 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$94,727	$1	$275	$95,003
Total interest expense	3,369	25	5,446	8,840
Provision for loan losses	(2,300)	-	(150)	(2,450)
Noninterest income	9,318	13,578	1,890	24,786
Noninterest expense	27,715	12,807	37,621	78,143
Management fees and allocations, net of tax	23,831	1,255	(25,086)	-
Provision (benefit) for income taxes	21,888	277	(13,075)	9,090
Net income (loss)	$29,542	$(785)	$(2,591)	$26,166

	Three months ended September 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$30,084	$1	$92	$30,177
Total interest expense	986	12	1,812	2,810
Provision for loan losses	774	-	(12)	762
Noninterest income	2,765	4,501	158	7,424
Noninterest expense	8,445	4,080	12,213	24,738
Management fees and allocations, net of tax	6,627	280	(6,907)	-
Provision (benefit) for income taxes	7,451	109	(5,223)	2,337
Net income (loss)	$8,566	$21	$(1,633)	$6,954

	Nine months ended September 30, 2015
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$88,909	$2	$1,274	$90,185
Total interest expense	2,926	33	3,786	6,745
Provision for loan losses	1,160	-	(130)	1,030
Noninterest income	8,208	13,554	920	22,682
Noninterest expense	26,988	11,994	35,478	74,460
Management fees and allocations, net of tax	19,429	892	(20,321)	-
Provision (benefit) for income taxes	22,366	565	(14,039)	8,892
Net income (loss) from continuing operations	$24,248	$72	$(2,580)	$21,740
Net loss from discontinued operations	-	(71)	-	(71)
Net income (loss)	$24,248	$1	$(2,580)	$21,669

31 | Page

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

Available for sale securities – At September 30, 2016, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  In the second quarter of 2016, the Company transferred a TPS from Level 2 to Level 3 due to the lack of recent market activity.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at September 30, 2016 on TPS Level 3 securities was immaterial.

Derivative financial instruments – The Company uses interest rate swaps as part of its cash flow strategy to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques as discussed further below.  The fair values of interest rate swaps are determined using

32 | Page

the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At September 30, 2016 and December 31, 2015, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$37,529	$4,326	$23,928	$9,275
Corporate debt securities	99,378	-	99,378	-
Municipal securities	3,376	-	3,376	-
Total available for sale securities	$140,283	$4,326	$126,682	$9,275

Derivatives:
Fair value hedges	$-	$-	$-	$-
Non-designated hedges	4,490	-	4,490	-
Foreign exchange forward contracts	8	-	8	-
Total derivative assets	$4,498	$-	$4,498	$-

Liabilities
Derivatives:
Cash flow hedges	$6,728	$-	$6,728	$-
Fair value hedges	4,707	-	4,707	-
Non-designated hedges	4,828	-	4,828	-
Foreign exchange forward contracts	45	-	45	-
Total derivative liabilities	$16,308	$-	$16,308	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$46,083	$13,090	$27,183	$5,810
Corporate debt securities	103,736	-	103,736	-
Municipal securities	3,866	-	3,866	-
Total available for sale securities	$153,685	$13,090	$134,785	$5,810

Derivatives:
Cash flow hedges	$578	$-	$578	$-
Fair value hedges	117	-	117	-
Non-designated hedges	3,092	-	3,092	-
Foreign exchange forward contracts	109	-	109	-
Total derivative assets	$3,896	$-	$3,896	$-

Liabilities
Derivatives:
Cash flow hedges	$4,981	$-	$4,981	$-
Fair value hedge	1,574	-	1,574	-
Non-designated hedges	3,275	-	3,275	-
Foreign exchange forward contracts	59	-	59	-
Total derivative liabilities	$9,889	$-	$9,889	$-

34 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Beginning balance	$8,955	$5,867	$5,810	$6,754
Transfers	-	-	3,276	-
Net accretion	29	15	60	54
Sales / calls / maturities	-	-	-	(995)
Unrealized gain included in comprehensive income	291	124	129	193
Ending balance	$9,275	$6,006	$9,275	$6,006

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

		Fair value measurements using:
		Quoted prices in	Significant other	Significant other
		active markets for	observable	observable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2016
Impaired loans	$2,536	$-	$-	$2,536
OREO	$5,351	$-	$-	$5,351

At December 31, 2015
Impaired loans	$6,296	$-	$-	$6,296
OREO	$5,351	$-	$-	$5,351

35 | Page

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain for the three months ended		Gain for the nine months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Impaired loans	$975	$62	$3,149	$1,036
OREO	$-	$78	$-	$45

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	September 30, 2016	December 31, 2015
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

Below is a summary of OREO transactions for the nine months ended September 30, 2016:

(in thousands)	OREO
Beginning OREO balance	$5,079
OREO sales	-
Valuation adjustments	-
Ending OREO balance	$5,079

The following tables provide information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at September 30, 2016 and December 31, 2015.

	At September 30, 2016
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$9,275	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	14%	1% to 20%
Impaired loans:
Commercial	$1,323	Sales comparison (1)	Management discount for asset type	33%	0% - 76%
Commercial	748	Sales comparison (2)	Sales comparison adjustments	(38)%	NA
Real estate - mortgage	441	Sales comparison (2)	Sales comparison adjustments	16%	9% - 18%
Consumer	24	Sales comparison (2)	Sales comparison adjustments	10%	NA
Total impaired loans	$2,536
OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type and recent market volatility	0%	NA
Construction & land	5,161	Property appraisals (2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

36 | Page

	At December 31, 2015
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$5,810	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	15%	1% to 18%
Impaired loans:
Commercial	$5,006	Sales comparison (1)	Management discount for asset type	47%	0% to 81%
Commercial	667	Sales comparison (2)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	487	Sales comparison (2)	Sales comparison adjustments	12%	(15)% to 17%
Construction & land	27	Sales comparison (2)	Sales comparison adjustments	(24)%	NA
Consumer	109	Sales comparison (2)	Sales comparison adjustments	11%	(2)% to 14%
Total impaired loans	$6,296
OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type and recent market volatility	0%	0%
Construction & land	5,161	Property appraisals (2)	Management discount for property type and recent market volatility	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

37 | Page

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$86,148	$86,148	$67,312	$67,312
Investment securities available for sale	140,283	140,283	153,685	153,685
Investment securities held to maturity	307,639	308,998	346,666	345,576
Other investments	7,160	7,160	12,461	12,461
Loans — net	2,793,576	2,786,164	2,658,519	2,647,448
Accrued interest receivable	10,994	10,994	10,362	10,362
Derivatives	4,498	4,498	3,896	3,896

Financial liabilities:
Deposits	$2,937,193	$2,936,561	$2,741,712	$2,741,366
Securities sold under agreements to repurchase	52,114	50,452	47,459	45,474
Other short-term borrowings	2,199	2,199	132,000	132,000
Accrued interest payable	1,834	1,834	1,134	1,134
Subordinated notes payable	59,090	62,113	59,031	59,080
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	16,308	16,308	9,889	9,889

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

Loans — The fair value of loans is estimated by discounting future contractual cash flows using estimated market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  In computing the estimate of fair value for all loans, the estimated cash flows and/or carrying value have been reduced by specific and general reserves for loan losses. The fair value of loans disclosed in the table above, which is not the exit price, is classified as Level 3 within the fair value hierarchy.

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

38 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

13.  Regulatory Matters

Beginning in 2016, a Capital Conservation Buffer (CCB) requirement became effective for banking organizations. The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%. The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at September 30, 2016.

	At September 30, 2016		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	11.9%	9.7%	6.5%	7.0%
Tier 1 capital	11.9%	11.5%	8.0%	8.5%
Total capital	12.9%	14.5%	10.0%	10.5%
Tier 1 leverage	10.4%	10.1%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

39 | Page

14.  Supplemental Financial Data

Other noninterest income and other noninterest expense as shown in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 are detailed in the following tables.

	Three months ended		Nine months ended
Other noninterest income	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Loan fees	$795	$466	$1,737	$1,179
Other customer service fees	694	709	2,023	1,838
Bank-owned life insurance	345	349	1,000	980
Equity method investments	1,348	70	2,262	859
Interest rate swaps	-	(156)	(456)	(179)
Other	15	(5)	134	13
Total	$3,197	$1,433	$6,700	$4,690

	Three months ended		Nine months ended
Other noninterest expense	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Marketing and business development	$559	$646	$2,104	$2,114
Service contracts	1,331	1,342	3,855	3,349
Professional fees	824	770	2,135	1,906
Office supplies and delivery	336	428	972	1,069
Other	947	903	2,861	2,601
Total	$3,997	$4,089	$11,927	$11,039

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to those financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015. For a discussion of the segments included in our principal activities, see Note 11 of the Notes to the Condensed Consolidated Financial Statements on this Form 10-Q.

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

Industry Overview

At its September 2016 meeting, the Federal Open Market Committee (FOMC) kept the target range for the federal funds rate at 25-50 basis points.  The FOMC noted that the case for an increase in the federal funds rate had strengthened, but decided to wait for further progress before raising the rate.  The FOMC will continue to monitor progress towards the objectives of maximum employment and 2% inflation. The stance of monetary policy remains accommodative and the FOMC expects that economic conditions will evolve in a
40 | Page

manner that will warrant only gradual increases in the federal funds rate and that the federal funds rate will likely remain below levels expected to prevail in the longer run for some time.

The national unemployment rate was 5.0% at September 2016 and December 2015.  As of August 2016, Colorado’s unemployment rate was estimated to be 3.8%, compared to 3.5% at the end of 2015.  Arizona’s unemployment rate was estimated to be 5.4% in August 2016, compared to 5.9% at the end of 2015.

In the second quarter of 2016, FDIC insured commercial banks and savings institutions reported net operating revenue that was 3.3% higher than the second quarter of 2015.  The increase in net operating revenue was due to loan growth that increased net interest income.  For the twelve months ended June 30, 2016, total loans and leases increased 6.7%.  The provision for loan losses increased 44.2% compared to a year-ago, partly due to rising levels of troubled loans to commercial and industrial borrowers, particularly in the energy sector.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net interest income before provision	$29,401	$27,367	$86,163	$83,440
Provision for loan losses	(1,168)	762	(2,450)	1,030
Noninterest income	9,286	7,424	24,786	22,682
Noninterest expense	26,043	24,738	78,143	74,460
Net income available to common shareholders	10,269	6,921	26,166	21,349

Diluted earnings per common share	$0.25	$0.17	$0.63	$0.52
Net interest margin	3.74%	3.72%	3.73%	3.91%
Return on average assets	1.18%	0.87%	1.03%	0.93%
Return on average shareholders' equity	14.04%	9.76%	12.36%	9.50%

•

Net interest income for the three and nine months ended September 30, 2016 increased $2.0 million and $2.7 million over the prior year periods.  The increase was due to growth in the loan portfolio, offset by a decline in loan yields. For the nine months ended September 30, 2016, net interest income was impacted by additional interest expense from $60.0 million in subordinated notes issued in June 2015 (Notes).  While the net interest margin was relatively stable for the three months ended September 30, 2016, the net interest margin for the nine months ended September 30, 2016 declined from the same period in 2015.  The decline in loan yields and higher interest expense on the Notes were the primary causes of the decline in the net interest margin in 2016.

•

Provision for loan losses for the three and nine months ended September 30, 2016 was negative $1.2 million and $2.5 million, respectively, as a result of releases from the allowance for loan losses.  The negative provision was primarily due to the improvement in credit quality of the loan portfolio.

•

Net income available to common shareholders for the three and nine months ended September 30, 2016 of $10.3 million and $26.2 million increased $3.3 million and $4.8 million, respectively, over the prior year periods.

41 | Page

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2016	2015
Total assets	$3,452,498	$3,351,767
Total investments	455,082	512,812
Total loans	2,827,105	2,699,205
Total deposits	2,937,193	2,741,712
Total shareholders' equity	295,837	273,536

Allowance for loan losses	$33,529	$40,686
Nonperforming assets	10,125	21,301
Allowance for loan and credit losses to total loans	1.19%	1.51%
Nonperforming assets to total assets	0.29%	0.64%

•	The loan portfolio at September 30, 2016 increased $127.9 million, or 4.7%, over the balance at December 31, 2015.

•

The allowance for loan and credit losses was 1.19% of total loans at September 30, 2016 and 1.51% at December 31, 2015.  In the first nine months of 2016, the Company had net charge-offs of $4.7 million in the allowance for loan and credit losses, primarily due to a $5.1 million net charge-off on a single Commercial and Industrial (C&I) credit, reserved for during the fourth quarter of 2015.

•	Total deposits at September 30, 2016 increased $195.5 million, or 7.1%, over the balance at December 31, 2015.

•	The Company’s total risk-based capital ratio was 14.5% at September 30, 2016.

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

Financial Condition

Total assets at September 30, 2016 were $3.45 billion, increasing $100.7 million or 3.0% from $3.35 billion at December 31, 2015.  Assets consist primarily of net loans and investment securities, accounting for 94% of total assets.  Total liabilities at September 30, 2016 were $3.16 billion, compared to $3.08 billion at December 31, 2015.  Liabilities consist primarily of deposits and borrowings, which total 99% of total liabilities.  Shareholders’ equity at September 30, 2016 was $295.8 million, an increase of $22.3 million or 8.2% from $273.5 million at December 31, 2015.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

42 | Page

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments accounted for 13.2% of total assets at September 30, 2016 and 15.3% at December 31, 2015.

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

The net unrealized gain on AFS was $3.9 million at September 30, 2016 compared to $2.8 million at December 31, 2015.  The Company did not recognize any OTTI in earnings during the three and nine months ended September 30, 2016.

	At September 30, 2016			Net	% of
INVESTMENTS (AFS and HTM)	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain	gain
Mortgage-backed securities	$273,430	$274,065	61.0%	$635	12.1%
Trust preferred securities	46,994	48,427	10.8%	1,433	27.3%
Corporate debt securities	96,735	99,378	22.1%	2,643	50.4%
Municipal securities	26,882	27,411	6.1%	529	10.1%
Total	$444,041	$449,281	100.0%	$5,240	100.0%

Loans.  Gross loans increased $127.9 million to $2.83 billion at September 30, 2016, from $2.70 billion at December 31, 2015. In the nine months ended September 30, 2016, the Company extended $845.9 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $711.3 million and gross charge-offs of $6.7 million.

	At September 30, 2016		At December 31, 2015		At September 30, 2015
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,196,088	42.8%	$1,175,379	44.2%	$1,173,950	45.4%
Owner-occupied real estate	473,809	17.0%	436,643	16.4%	443,907	17.1%
Investor real estate	625,174	22.4%	579,625	21.8%	474,284	18.3%
Construction & land	170,594	6.1%	201,281	7.6%	229,284	8.9%
Consumer	263,871	9.4%	253,317	9.5%	244,994	9.5%
Other	97,569	3.5%	52,960	2.0%	54,634	2.1%
Total loans	2,827,105	101.2%	2,699,205	101.5%	2,621,053	101.3%
Allowance for loan losses	(33,529)	(1.2)%	(40,686)	(1.5)%	(34,899)	(1.3)%
Total net loans	$2,793,576	100.0%	$2,658,519	100.0%	$2,586,154	100.0%

Geographically, Colorado loans totaled $1.87 billion, an increase of $23.3 million from December 31, 2015.  Arizona loans totaled $958.5 million, an increase of $104.6 million from December 31, 2015.

The allowance for loan losses decreased $7.2 million during the nine months ended September 30, 2016 due to net charge-offs of $4.7 million and a negative provision for loan losses of $2.5 million.  See the Provision and Allowance for Loan and Credit Losses section below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $3.1 million to $19.1 million at September 30, 2016, from $22.2 million at December 31, 2015. The decrease was primarily related to the tax effect of annual bonus payments made in 2016 and the decrease in the allowance for loan losses.

43 | Page

Other Assets.  Other assets increased $0.4 million to $18.4 million at September 30, 2016, from $18.0 million at December 31, 2015.  The increase was primarily due to a $0.6 million increase in the fair value of derivatives related to customer accommodation interest rate swaps.

Deposits.  Total deposits increased $195.5 million to $2.94 billion at September 30, 2016 from $2.74 billion at December 31, 2015.  Noninterest-bearing deposits at September 30, 2016 comprised 41.8% of total deposits.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $296.4 million and $236.7 million in CDARS and ICS accounts at September 30, 2016 and December 31, 2015, respectively.

DEPOSITS AND CUSTOMER	At September 30, 2016		At December 31, 2015		At September 30, 2015
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$854,928	28.6%	$804,777	28.9%	$832,131	30.0%
Interest-bearing demand	681,256	22.8%	585,524	21.0%	572,848	20.7%
Savings	20,403	0.7%	18,078	0.6%	18,540	0.7%
Certificates of deposits under $100	20,151	0.7%	21,515	0.8%	22,220	0.8%
Certificates of deposits $100 and over	87,593	2.9%	94,260	3.4%	100,958	3.7%
Reciprocal CDARS	46,316	1.5%	37,223	1.3%	32,969	1.2%
Total interest-bearing deposits	1,710,647	57.2%	1,561,377	56.0%	1,579,666	57.1%
Noninterest-bearing demand deposits	1,226,546	41.1%	1,180,335	42.3%	1,127,747	40.7%
Total deposits	2,937,193	98.3%	2,741,712	98.3%	2,707,413	97.8%
Customer repurchase agreements	52,114	1.7%	47,459	1.7%	62,182	2.2%
Total deposits and customer repurchase agreements	$2,989,307	100.0%	$2,789,171	100.0%	$2,769,595	100.0%

Securities Sold Under Agreements to Repurchase.  Customer Repos are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider Customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to a limited number of customers. Our Customer Repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.  The Company has limited the use of Customer Repos and is not marketing the product to new customers.  While the number of customers utilizing Customer Repos is not expected to grow, the balance will vary from period-to-period based on the operations of the underlying customers.

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At September 30, 2016, the Company had $2.2 million in short-term borrowings outstanding, compared to $132.0 million at December 31, 2015.  Growth in the deposit portfolio in 2016 exceeded growth in the loan portfolio, allowing the Company to reduce its short-term borrowings.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $8.0 million to $33.9 million at September 30, 2016 from $25.9 million at December 31, 2015.  The increase is primarily due to a $6.4 million increase in derivative liabilities and a $0.8 million increase in the interest accrued on the Notes

44 | Page

issued in June 2015.  The values of derivative liabilities fluctuate based on projected future interest rates and vary from period-to-period, particularly on contracts with longer-term maturities.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, followed by a discussion of the major components of our income, expense and performance.

			2016 vs 2015				2016 vs 2015
INCOME STATEMENT	Three months ended		Increase		Nine months ended		Increase
	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Interest income	$32,308	$30,177	$2,131	7.1%	$95,003	$90,185	$4,818	5.3%
Interest expense	2,907	2,810	97	3.5%	8,840	6,745	2,095	31.1%
NET INTEREST INCOME BEFORE PROVISION	29,401	27,367	2,034	7.4%	86,163	83,440	2,723	3.3%
Provision for loan losses	(1,168)	762	(1,930)	(253.3)%	(2,450)	1,030	(3,480)	(337.9)%
NET INTEREST INCOME AFTER PROVISION	30,569	26,605	3,964	14.9%	88,613	82,410	6,203	7.5%
Noninterest income	9,286	7,424	1,862	25.1%	24,786	22,682	2,104	9.3%
Noninterest expense	26,043	24,738	1,305	5.3%	78,143	74,460	3,683	4.9%
INCOME BEFORE INCOME TAXES	13,812	9,291	4,521	48.7%	35,256	30,632	4,624	15.1%
Provision for income taxes	3,543	2,337	1,206	51.6%	9,090	8,892	198	2.2%
NET INCOME FROM CONTINUING OPERATIONS	10,269	6,954	3,315	47.7%	26,166	21,740	4,426	20.4%
Net loss from discontinued operations	-	-	-	-%	-	(71)	71	100.0%
NET INCOME	$10,269	$6,954	$3,315	47.7%	$26,166	$21,669	$4,497	20.8%

Annualized return on assets for the three and nine months ended September 30, 2016 and 2015 was 1.18% and 1.03%, respectively, compared to 0.87% and 0.93% in the prior year periods.  The improvement in the return on assets for the third quarter of 2016 over the same period in 2015 was primarily due to an increase in operating revenue of $3.9 million and a $1.9 million decrease in the provision for loan losses, partially offset by a $1.3 million increase in noninterest expense.  Noninterest income as a percentage of taxable equivalent operating revenue(1) was 22.91% and 21.30% for the three and nine months ended September 30, 2016, compared to 20.43% and 20.59% in the prior year periods, respectively.  The Company’s efficiency ratio – taxable equivalent(1) was 64.50% and 67.22% for the three and nine months ended September 30, 2016,  compared to 68.25% and 67.70% in the prior year periods, respectively.

(1)

Taxable equivalent operating revenue is a non-GAAP financial measure, and the efficiency ratio-taxable equivalent is computed using non-GAAP financial measures.  Taxable equivalent operating revenue is comprised of tax equivalent net interest income and noninterest income.  To calculate tax equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation.  The efficiency ratio equals noninterest expense adjusted to exclude gains and losses on OREO, other assets and investments, divided by the sum of tax equivalent net interest income.  The following table includes non-GAAP financial measures used in the computation of the efficiency ratio and the ratio of noninterest income to taxable equivalent operating revenue and provides reconciliations of non-GAAP financial measures.

45 | Page

		Three months ended		Nine months ended
		September 30,		September 30,
	(in thousands)	2016	2015	2016	2015
	Noninterest expense - GAAP	$26,043	$24,738	$78,143	$74,460
	Adjusted for:
	Net gain (loss) on securities, other assets and OREO	98	59	88	123
A	Adjusted noninterest expense - non-GAAP	$26,141	$24,797	$78,231	$74,583
	Net interest income - GAAP	$29,401	$27,367	$86,163	$83,440
B	Noninterest income - GAAP	9,286	7,424	24,786	22,682
	Operating revenue	38,687	34,791	110,949	106,122
	Taxable equivalent adjustment	1,843	1,542	5,434	4,049
C	Operating revenue - taxable equivalent - non-GAAP	$40,530	$36,333	$116,383	$110,171
A / C	Efficiency ratio - taxable equivalent - non-GAAP	64.50%	68.25%	67.22%	67.70%
B / C	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	22.91%	20.43%	21.30%	20.59%

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

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2016 and 2015.

46 | Page

.	Three months ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$37,496	$50	0.52%	$27,217	$17	0.24%
Investment securities (1)	462,766	3,224	2.79%	513,469	3,540	2.76%
Loans (1)(2)	2,822,334	30,877	4.28%	2,539,774	28,162	4.34%
Total interest-earning assets	$3,322,596	$34,151	4.03%	$3,080,460	$31,719	4.04%
Noninterest-earning assets	134,378			100,637
Total assets	$3,456,974			$3,181,097

Liabilities and Shareholders' Equity
Deposits
Money market	$862,607	$600	0.28%	$798,098	$546	0.27%
Interest-bearing demand	606,481	241	0.16%	575,977	193	0.13%
Savings	19,621	2	0.04%	19,047	3	0.06%
Certificates of deposit
Reciprocal	48,257	24	0.20%	37,333	19	0.20%
Under $100	20,559	19	0.37%	22,401	22	0.39%
$100 and over	86,621	110	0.51%	103,636	133	0.51%
Total interest-bearing deposits	$1,644,146	$996	0.24%	$1,556,492	$916	0.23%
Other borrowings
Securities sold under agreements to repurchase	57,400	9	0.06%	60,687	9	0.06%
Other short-term borrowings	37,084	51	0.54%	56,347	37	0.26%
Long-term debt	131,245	1,851	5.52%	131,167	1,848	5.51%
Total interest-bearing liabilities	$1,869,875	$2,907	0.61%	$1,804,693	$2,810	0.61%
Noninterest-bearing demand accounts	1,265,161			1,075,395
Total deposits and interest-bearing liabilities	3,135,036			2,880,088
Other noninterest-bearing liabilities	30,965			18,323
Total liabilities	3,166,001			2,898,411
Total equity	290,973			282,686
Total liabilities and equity	$3,456,974			$3,181,097
Net interest income - taxable equivalent		$31,244			$28,909
Net interest spread			3.42%			3.43%
Net interest margin			3.74%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	177.69%			170.69%

47 | Page

	Nine months ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$26,325	$102	0.51%	$25,524	$44	0.23%
Investment securities (1)	485,872	10,178	2.79%	494,697	10,417	2.81%
Loans (1)(2)	2,767,404	90,157	4.28%	2,472,634	83,773	4.47%
Total interest-earning assets	$3,279,601	$100,437	4.03%	$2,992,855	$94,234	4.16%
Noninterest-earning assets	121,610			106,265
Total assets	$3,401,211			$3,099,120

Liabilities and Shareholders' Equity
Deposits
Money market	$837,884	$1,710	0.27%	$740,002	$1,549	0.28%
Interest-bearing demand	582,282	663	0.15%	586,461	587	0.13%
Savings	18,517	7	0.05%	17,768	7	0.05%
Certificates of deposit
Reciprocal	43,423	60	0.18%	48,689	84	0.23%
Under $100	20,919	59	0.38%	23,044	69	0.40%
$100 and over	90,533	341	0.50%	110,927	426	0.51%
Total interest-bearing deposits	$1,593,558	$2,840	0.24%	$1,526,891	$2,722	0.24%
Other borrowings
Securities sold under agreements to repurchase	46,297	21	0.06%	59,029	28	0.06%
Other short-term borrowings	110,411	449	0.53%	54,766	107	0.26%
Long-term debt	131,226	5,530	5.54%	93,346	3,888	5.49%
Total interest-bearing liabilities	$1,881,492	$8,840	0.62%	$1,734,032	$6,745	0.52%
Noninterest-bearing demand accounts	1,213,248			1,045,603
Total deposits and interest-bearing liabilities	3,094,740			2,779,635
Other noninterest-bearing liabilities	23,624			14,559
Total liabilities	3,118,364			2,794,194
Total equity	282,847			304,926
Total liabilities and equity	$3,401,211			$3,099,120
Net interest income - taxable equivalent		$91,597			$87,489
Net interest spread			3.41%			3.64%
Net interest margin			3.73%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	174.31%			172.60%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2016 grew 8.1% and 4.7%, respectively, over the prior year periods as a result of higher loan volume.  Average interest-earning assets for the three and nine months ended September 30, 2016 increased $242.1 million to $3.32 billion and $286.7 million to $3.28 billion compared to the year-earlier averages.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 14 basis points (0.14%) for the three and nine months ended September 30, 2016 and 2015.  The average rate on total interest-bearing liabilities for the three and nine months ended September 30, 2016 increased 10 basis points (0.10%) compared to the prior year period, primarily due to the Notes issued in June 2015, and to a lesser degree an increase in the federal funds rate.

48 | Page

The following table presents noninterest income for the three and nine months ended September 30, 2016 and 2015.

			2016 vs 2015				2016 vs 2015
	Three months ended		Increase		Nine months ended		Increase
NONINTEREST INCOME	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Service charges	$1,553	$1,490	$63	4.2%	$4,508	$4,438	$70	1.6%
Investment advisory income	1,416	1,478	(62)	(4.2)%	4,296	4,444	(148)	(3.3)%
Insurance income	3,120	3,023	97	3.2%	9,282	9,110	172	1.9%
Other income	3,197	1,433	1,764	123.1%	6,700	4,690	2,010	42.9%
Total noninterest income	$9,286	$7,424	$1,862	25.1%	$24,786	$22,682	$2,104	9.3%

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

Investment Advisory Income.  Investment advisory income remained stable during the three and nine months ended September 30, 2016 over the prior year periods.  Fees earned are generally based on a percentage of assets under management (AUM) and market valuations have a direct impact on AUM.  AUM totaled $838.3 million at September 30, 2016 compared to $845.7 million at September 30, 2015.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income remained stable during the three and nine months ended September 30, 2016 compared to the prior year periods.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  The $1.8 million and $2.0 million increases during the three and nine months ended September 30, 2016, respectively, were primarily due to higher income on equity method investments.

The following table presents noninterest expense for the three and nine months ended September 30, 2016 and 2015.

			2016 vs 2015				2016 vs 2015
	Three months ended		Increase		Nine months ended		Increase
NONINTEREST EXPENSE	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Salaries and employee benefits	$17,480	$16,623	$857	5.2%	$53,093	$51,718	$1,375	2.7%
Occupancy expenses, premises and equipment	4,025	3,371	654	19.4%	11,032	9,778	1,254	12.8%
Amortization of intangibles	150	150	-	-%	450	450	-	-%
FDIC and other assessments	369	459	(90)	(19.6)%	1,297	1,350	(53)	(3.9)%
Other real estate owned and loan workout costs	120	105	15	14.3%	432	248	184	74.2%
Net gain on securities, other assets and OREO	(98)	(59)	(39)	(66.1)%	(88)	(123)	35	28.5%
Other expense	3,997	4,089	(92)	(2.2)%	11,927	11,039	888	8.0%
Total noninterest expense	$26,043	$24,738	$1,305	5.3%	$78,143	$74,460	$3,683	4.9%

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.9 million or 5.2% and $1.4 million or 2.7% for the three and nine months ended September 30, 2016 over the prior year periods. Contributing to the increase were higher claims on the Company’s partially self-insured medical plan as well as annual cost of living and merit increases effective in the second quarter of 2016.  In addition, a projected increase in the Company’s retirement contribution plan, which is based on return on average assets, was
49 | Page

incurred in 2016 but not the prior year periods.  The Company had 527 full-time equivalent employees at September 30, 2016, down from 530 at September 30, 2015.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased for the three and nine months ended September 30, 2016, compared to the prior year periods, primarily due to the lease for the Company’s new headquarters location.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three and nine months ended September 30, 2016 have remained stable compared to the corresponding prior year periods.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.  In the third quarter of 2016, the FDIC announced changes to its deposit insurance assessments that will reduce assessment rates and revise the pricing method for smaller banks, such as the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Other Noninterest Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses were stable for the three months ended September 30, 2016 compared to the prior year period and increased by $0.9 million for the nine months ended September 30, 2016 over the prior year period primarily as a result of higher professional services, appraisal costs and sales and use taxes.

Provision for Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2016 was 26% compared to 25% and 29%, in the respective prior year periods.  The decrease in the effective tax rate in 2016 compared to 2015 is due to growth in the Company’s tax exempt loan and investment portfolios.  Income from tax exempt loans, investments and BOLI are the primary activities impacting the effective tax rate.  The early adoption of ASU 2016-09 reduced the effective tax rate approximately 1% in 2016.

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
(in thousands)	2016	2015	(decrease)	2016	2015	(decrease)
Provision for loan losses	$(1,168)	$762	$(1,930)	$(2,450)	$1,030	$(3,480)

The Company recorded a $1.2 million and $2.5 million negative provision for loan losses for the three and nine months ended September 30, 2016, respectively.  The negative provision was primarily due to improvement in credit quality of the loan portfolio.  Nonperforming assets were $10.1 million at September 30, 2016, a decrease of $11.2 million from the end of 2015.  The decrease was primarily due to the resolution of an $11.2 million C&I credit, previously disclosed as impaired and on nonaccrual in the fourth quarter of 2015. At the end of 2015, the Company had assigned a specific reserve to this credit of $7.2 million.  Resolution of this credit in 2016 included payments of $5.9 million, a net charge-off of $5.1 million and the release of a $1.6 million specific reserve recorded in the fourth quarter of 2015.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  Classified loans increased to $58.4 million at September 30, 2016 from $51.1 million at December 31, 2015 and $41.2 million at September 30, 2015.  The increase in classified loans during 2016 was primarily the result of credit downgrades in the commercial ($4.1 million) and real estate – mortgage ($2.9 million) categories.  At September 30, 2016 and December 31, 2015, the allowance for loan and credit losses was 1.19% and 1.51% of total loans, respectively.  At September 30, 2015, the allowance for loan and

50 | Page

credit losses to total loans was 1.33%.  The ratio of allowance for loan and credit losses to nonperforming loans was 664.47% at September 30, 2016, 250.81% at December 31, 2015 and 715.00% at September 30, 2015.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net charge-offs of $4.7 million during the nine months ended September 30, 2016, compared to a net recovery of $1.1 million in the first nine months of 2015.  Activity in the allowance for loan and credit losses for the current and relevant prior year periods is summarized below:

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Allowance for loan losses at beginning of period	$40,686	$32,765	$32,765
Charge-offs:
Commercial	(6,630)	(588)	(501)
Real estate - mortgage	-	(186)	(186)
Construction & land	-	(107)	(104)
Consumer	(20)	(130)	(45)
Other	(4)	(285)	(285)
Total charge-offs	(6,654)	(1,296)	(1,121)
Recoveries:
Commercial	1,056	239	179
Real estate - mortgage	27	1,112	1,106
Construction & land	840	1,155	658
Consumer	24	19	10
Other	-	272	272
Total recoveries	1,947	2,797	2,225
Net recoveries (charge-offs)	(4,707)	1,501	1,104
Provision for loan losses charged to operations	(2,450)	6,420	1,030
Allowance for loan losses at end of period	$33,529	$40,686	$34,899

Ratio of net (recoveries) charge-offs to average loans	0.17%	(0.06)%	(0.04)%

51 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2016	2015	2015
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$505	$-
Nonaccrual loans:
Commercial	4,502	15,109	4,193
Real estate - mortgage	441	499	518
Construction & land	-	27	28
Consumer & other	103	82	142
Total nonaccrual loans	5,046	15,717	4,881
Total nonperforming loans	5,046	16,222	4,881
OREO and repossessed assets	5,079	5,079	5,481
Total nonperforming assets	$10,125	$21,301	$10,362

Performing renegotiated loans	$25,291	$28,196	$29,567
Classified loans	$58,376	$51,078	$41,190

Allowance for loan losses	$33,529	$40,686	$34,899
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$33,529	$40,686	$34,899
Nonperforming assets to total assets	0.29%	0.64%	0.31%
Nonperforming loans to total loans	0.18%	0.60%	0.19%
Nonperforming loans and OREO to total loans and OREO	0.36%	0.79%	0.39%
Allowance for loan and credit losses to total loans	1.19%	1.51%	1.33%
Allowance for loan and credit losses to nonperforming loans	664.47%	250.81%	715.00%

Nonperforming assets decreased $11.2 million or 52.5% at September 30, 2016, from December 31, 2015 and decreased $0.2 million or 2.3% from September 30, 2015.  The decline in nonperforming assets during the nine months ended September 30, 2016 was due to the resolution of the C&I loan discussed above.  Approximately 90.0% or $9.1 million of nonperforming assets at September 30, 2016 were concentrated in Colorado, while the remaining 10.0% or $1.0 million were in Arizona.  Nonperforming loans represented 49.8% of total nonperforming assets with the remaining 50.2% comprised of OREO.

52 | Page

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 11 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three and nine months ended September 30, 2016 and 2015 are presented below.

			2016 vs 2015				2016 vs 2015
Commercial Banking	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$31,138	$29,098	$2,040	7.0%	$91,358	$85,983	$5,375	6.3%
Provision for loan losses	(1,158)	774	(1,932)	(249.6)%	(2,300)	1,160	(3,460)	(298.3)%
Noninterest income	3,622	2,765	857	31.0%	9,318	8,208	1,110	13.5%
Noninterest expense	9,731	8,445	1,286	15.2%	27,715	26,988	727	2.7%
Provision for income taxes	7,535	7,451	84	1.1%	21,888	22,366	(478)	(2.1)%
Net income before management fees and overhead allocations	18,652	15,193	3,459	22.8%	53,373	43,677	9,696	22.2%
Management fees and overhead allocations, net of tax	7,757	6,627	1,130	17.1%	23,831	19,429	4,402	22.7%
Net income	$10,895	$8,566	$2,329	27.2%	$29,542	$24,248	$5,294	21.8%

Net income for the Commercial Banking segment increased $2.3 million and $5.3 million during the three and nine months ended September 30, 2016, respectively, compared to the prior year periods.  Net income grew on higher loan volume that increased net interest income and a negative provision for loan losses in 2016, compared to the same periods in 2015. Net income for Commercial Banking has also benefited from a decline in the tax rate due to an increase in tax exempt income. Offsetting these amounts was an increase in management fees and allocations.

For both the three and nine months ended September 30, 2016, management fees and overhead allocations have increased over the prior year periods.  Overhead allocations consist of costs incurred by non-production support functions that centrally support all areas of the Company.  In the second quarter of 2016, certain administrative costs were identified as central support costs that had been reported as non-interest expense in the Commercial Banking segment.  These costs are now being reported in Corporate Support and Other and are reallocated to the Commercial Banking segment on the management fees and overhead allocations line item.

			2016 vs 2015				2016 vs 2015
Fee-Based Lines	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$(11)	$(11)	$-	-%	$(24)	$(31)	$7	22.6%
Noninterest income	4,536	4,501	35	0.8%	13,578	13,554	24	0.2%
Noninterest expense	4,055	4,080	(25)	(0.6)%	12,807	11,994	813	6.8%
Provision for income taxes	165	109	56	51.4%	277	565	(288)	(51.0)%
Net income before management fees and overhead allocations	305	301	4	1.3%	470	964	(494)	(51.2)%
Net loss from discontinued operations	-	-	-	-%	-	(71)	71	100.0%
Management fees and overhead allocations, net of tax	464	280	184	65.7%	1,255	892	363	40.7%
Net income (loss)	$(159)	$21	$(180)	(857.1)%	$(785)	$1	$(786)	nm %

nm - not meaningful

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations decreased

53 | Page

during the three and nine months ended September 30, 2016.  Revenue in the respective three and nine month comparative periods was stable. Slight growth in insurance income offset lower investment advisory fees, which are directly related to AUM.  Average AUM fell 3.4% and 5.2% in the three and nine month periods ended September 30, 2016 compared to the respective 2015 periods. Noninterest expense increased in both the three and nine month periods of 2016 and primarily related to higher salary and benefit costs.

			2016 vs 2015				2016 vs 2015
Corporate Support and Other	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$(1,726)	$(1,720)	$(6)	(0.3)%	$(5,171)	$(2,512)	$(2,659)	(105.9)%
Provision for loan losses	(10)	(12)	2	16.7%	(150)	(130)	(20)	(15.4)%
Noninterest income	1,128	158	970	613.9%	1,890	920	970	105.4%
Noninterest expense	12,257	12,213	44	0.4%	37,621	35,478	2,143	6.0%
Benefit for income taxes	(4,157)	(5,223)	1,066	20.4%	(13,075)	(14,039)	964	6.9%
Net loss before management fees and overhead allocations	(8,688)	(8,540)	(148)	(1.7)%	(27,677)	(22,901)	(4,776)	(20.9)%
Management fees and overhead allocations, net of tax	(8,221)	(6,907)	(1,314)	(19.0)%	(25,086)	(20,321)	(4,765)	(23.4)%
Net loss	$(467)	$(1,633)	$1,166	71.4%	$(2,591)	$(2,580)	$(11)	(0.4)%

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

The primary component of net interest expense for the segment is interest expense related to the Company’s long-term debt. Net interest income decreased $2.7 million during the nine months ended September 30, 2016 compared to the 2015 period as a result of additional interest expense of $1.7 million relating to the Notes and the collection of past due interest on a problem loan resolution in the first quarter of 2015. The increase in noninterest income for the three and nine months ended September 30, 2016 is due to a $1.0 million increase in income on equity method investments. Higher salary, health insurance, facility rents and service contract costs resulted in an increase in noninterest expense for the three and nine months ended September 30, 2016 compared to the prior year periods.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2016:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$2,199	$-	$-	$-	$2,199
Repurchase agreements (1)	52,114	-	-	-	52,114
Operating lease obligations	1,152	9,462	7,549	16,172	34,335
Long-term debt obligations (2)(3)	7,274	14,547	11,926	147,964	181,711
Total contractual obligations	$62,739	$24,009	$19,475	$164,136	$270,359

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed-rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been

54 | Page

included in the preceding table. The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 3.16% and ranges from 2.29% to 3.81%.
(3)

Principal repayment of the $60.0 million fixed to floating Notes issued in June 2015 is assumed to be at the contractual maturity, currently beyond five years.  Interest on the Notes is calculated at an annual fixed-rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to three-month LIBOR plus 317 basis points.  No estimate of interest payments during the floating rate period is included in the preceding table.

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2016, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$634,900	$206,530	$45,871	$9,661	$896,962
Standby letters of credit	21,546	1,056	283	10	22,895
Commercial letters of credit	161	-	-	-	161
Unfunded commitments for unconsolidated investments	6,203	-	-	-	6,203
Company guarantees	2,320	-	-	755	3,075
Total commitments	$665,130	$207,586	$46,154	$10,426	$929,296

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

Approximately $63.0 million of total loan commitments at September 30, 2016 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at September 30, 2016 do not represent the actual amounts that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and are therefore excluded from the table above.

55 | Page

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $86.1 million at September 30, 2016, compared to $67.3 million at December 31, 2015.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 96.3% at September 30, 2016, from 98.4% at December 31, 2015.  At September 30, 2016, the Company had $2.2 million of wholesale borrowings outstanding and average wholesale borrowings of $110.4 million during the nine months ended September 30, 2016.  Average wholesale borrowings were $62.3 million during the year ended December 31, 2015.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2016, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $170.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

56 | Page

Available funding through correspondent lines and the FHLB at September 30, 2016 totaled $746.4 million.  Available funding is comprised of $167.8 million through the unsecured federal fund lines and $578.6 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2016.  The line of credit has a one year term and matures in May 2017.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2016, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Changes in shareholders’ equity are due to the following:

	Three months ended	Nine months ended
(in thousands)	September 30, 2016	September 30, 2016
Beginning balance	$286,052	$273,536
Stock-based compensation	691	2,492
Options and restricted stock, net	331	450
Dividends paid-common	(2,077)	(5,783)
Other comprehensive income (loss), net of tax	570	(1,035)
Other	1	11
Net income	10,269	26,166
Ending balance	$295,837	$295,837

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

57 | Page

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

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At September 30, 2016, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At September 30, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

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

In July 2013, the Federal Reserve Board (FRB) finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at September 30, 2016 that was grandfathered under Basel III.  The Non-Advanced Approaches Capital rules for banks and financial institutions such as the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

58 | Page

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

59 | Page

changes in interest rates under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at September 30, 2016, as adjusted by rate changes upward of up to 300 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 25-50 basis point target federal funds rate at September 30, 2016, with prime set at 300 basis points above the FOMC target.  The downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at September 30, 2016, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	-200	-100	0	+100	+200	+300
Impact on:
Net interest income	n/a	(2.6)%	-%	3.0%	5.9%	8.9%
Market value of equity	n/a	(24.6)%	-%	16.5%	30.5%	41.7%

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

In October of 2016, the Company entered into two interest rate swaps to hedge the risk of changes in cash flow on its LIBOR-based loan portfolio and to reduce its asset sensitivity.  The interest rate swaps have a weighted average term of six years and have a combined notional value of $100.0 million.  The Company will pay a variable rate based on 1-month LIBOR and receive a weighted average fixed-rate of 1.23%.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2016, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is

60 | Page

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

Our CRE portfolio at September 30, 2016 did not meet the definition of a CRE concentration according to the Agencies’ guidelines.  However, if the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Item 703 of Regulation S-K, the following table summarizes shares acquired and amounts paid in net settlement of restricted stock awards during the period.

Period	Total number of shares	Average price paid per share
July 1 - July 31, 2016	208	$12.90

61 | Page

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
10.1	Amendment to the Amended and Restated 2005 Equity Incentive Plan	X
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	October 28, 2016	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	October 28, 2016	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

62 | Page