Form 10-K
period 2016-12-31
COBIZ FINANCIAL INC
filed 2017-02-21
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[ X ]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2016.

[    ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________ to ________________

Commission file number 001-15955

COBIZ FINANCIAL INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1401 Lawrence St., Ste. 1200, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 312-3400

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2016, computed by reference to the closing price on the NASDAQ Global Select Market was $325,958,771.  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock (as publicly reported by such persons pursuant to Section 13 and Section 16 of the Securities Exchange Act of 1934) have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock as of February 14,  2017,  was 41,573,341.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe CoBiz Financial’s future plans, strategies and expectations. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "would," "should," "could" or "may." In addition, discussions regarding our financial objectives for loan and deposit growth, noninterest income growth and limiting noninterest expense growth are forward-looking statements.  Forward-looking statements speak only at the date they are made. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

CoBiz Financial Inc. (CoBiz or the Company) is a diversified financial services company headquartered in Denver, Colorado. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2016, we had total assets of $3.6 billion, net loans of $2.9 billion and deposits of $3.0 billion. We were incorporated in Colorado in 1980.

Our wholly-owned subsidiary CoBiz Bank (the Bank) is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 11 locations (excluding one bank location that closed in January 2017), including seven in the Denver metropolitan area, and one each in Boulder, Colorado Springs, Fort Collins and Vail.  In Arizona, the Bank operates under the name Arizona Business Bank and has four locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We support our bank and fee-based businesses with back-office services from our downtown Denver offices.

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

For a complete discussion of the segments included in our principal activities and certain financial information for each segment, see Note 19 – Segments.

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

Organic growth.  We believe the Colorado and Arizona markets provide us with significant long-term opportunities for organic growth. These markets continue to be dominated by a number of large regional and national financial institutions.  There are gaps in the banking industry’s ability to serve certain customers in these market areas because small and medium-sized businesses often are not large enough to warrant significant marketing focus and customer service from large banks. In addition, we believe these banks often do not satisfy the needs of professionals and high-net-worth individuals who desire personal attention from experienced bankers. Similarly, many of the remaining community banks in the region do not provide the sophisticated banking products and services such customers require. Through our ability to combine personalized service, experienced personnel who are established in their community, sophisticated technology and a broad product line, we believe we will continue to achieve strong organic growth by attracting customers currently banking at both larger and smaller financial institutions and by expanding our business with existing customers.

The following table details the Company’s market share of deposits in Colorado and Arizona, as well as other banks headquartered in our market areas and out-of-state banks as reported by the Federal Deposit Insurance Corporation (the FDIC) and SNL Financial at June 30, 2016 and 2015, the most recent information available.

	June 30, 2016		June 30, 2015
Market share	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.76%	0.54%	1.80%	0.58%
Other in-state banks	32.97%	6.67%	32.22%	9.36%
Out-of-state banks	65.27%	92.79%	65.98%	90.06%
Total	100.00%	100.00%	100.00%	100.00%

Deposit market share rank	12th	16th	12th	17th

The following table details the Company’s deposit market share by Metropolitan Statistical Area (MSA):

	June 30, 2016		June 30, 2015
	Deposit Market		Deposit Market
MSA	Share Rank	Market Share %	Share Rank	Market Share %
Denver-Aurora-Lakewood, CO	8th	2.38%	9th	2.52%
Boulder, CO	9th	3.54%	9th	3.57%
Edwards, CO	6th	2.43%	7th	2.23%
Fort Collins, CO	25th	0.16%	27th	0.10%
Colorado Springs, CO	34th	0.26%	37th	0.11%
Phoenix-Mesa-Glendale, AZ	12th	0.73%	13th	0.78%

Loan portfolio growth and diversification.  We have emphasized expanding our overall loan products in order to diversify and grow the loan portfolio.  In recent years, we have had growth initiatives focused on the following lending areas: residential mortgage, public finance, Small Business Administration (SBA), structured finance and healthcare.  The addition of these products has enabled the Bank to continue to grow its loan portfolio in a competitive and challenging environment.

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

Expanding existing banking relationships. We are normally not a transactional lender, instead we focus on a consultative approach, developing a specific suite of services to meet customer needs.  We believe the depth of our customer relationships provides us the opportunity to introduce the broader array of the products and services we offer and generate additional noninterest income. In addition, we believe this philosophy aids in customer retention.

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to the Chief Operations Officer of the Company but submits reports directly to the Audit Committee of our Board of Directors. At December 31, 2016, our ratio of nonperforming loans to total loans was 0.11%, compared to 0.60% at December 31, 2015.  The improvement in the ratio during 2016 was due to the resolution of one large loan of $11.2 million that was impaired at the end of 2015.

Controlling interest rate risk.  We seek to control our exposure to changing interest rates by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities.  We actively monitor our interest rate profile in regular meetings of our Asset-Liability Management Committee.

Focus on cost and process efficiencies.  We have heavily invested in our current infrastructure in order to position us for future growth across all of our business units.  In 2016, we invested resources in evaluating the entire lending process, including origination, customer onboarding, credit underwriting, recording and small business lending.  Based on those evaluations, we are implementing various changes to increase efficiencies, reduce cost and enhance customer experiences.  We have also evaluated our facility plan and implemented changes to reduce the overall rentable square feet per employee without impacting customer service.  This evaluation resulted in the relocation of our principal executive offices, the closure of one bank location in 2016 and a planned closure of another bank location in 2017.

Expansion.  We intend to continue to explore acquisitions of financial institutions or financial service entities within our market areas.  However, the focus of our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.  As we continually evaluate our facility plan, we look to consolidate and close the locations that are able to be serviced by other offices.  However, we also evaluate the opening of new bank locations in markets that we are not currently serving.  In 2014, we opened bank locations in two new markets in Colorado, Fort Collins and Colorado Springs.

Market Areas Served

We operate in two western markets in the United States – Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Demographics		Demographics
•	Colorado population: 5.5 million	•	Arizona population: 6.9 million
•	Metropolitan Denver population: 2.8 million	•	Metropolitan Phoenix population: 4.6 million
•	Population projected to increase 21% to 6.7 million by 2030	•	Population projected to increase 30% to 9.0 million by 2030
•	Median household income 2015: $66,596	•	Median household income 2015: $52,248
•	Median home price for Metropolitan Denver at September 30, 2016: $386,800	•	Median home price for Metropolitan Phoenix at September 30, 2016: $235,300

	Significant Industries		Significant Industries
•	Technology	•	Aerospace & Defense
•	Energy and natural resources	•	Technology & Innovation
•	Manufacturing	•	Renewable Energy
•	Tourism	•	Bioscience & Healthcare
•	Transportation	•	Optics/Photonics
•	Aerospace	•	Advanced Manufacturing
•	Biomedical & Healthcare	•	Advanced Business Services
•	Financial Services

	Economic Outlook		Economic Outlook
•	Total employer establishments: 158,064	•	Total employer establishments: 134,434
•	Preliminary unemployment rate at December 2016 was 3.0%, down from 3.5% in December 2015 (national average of 4.7%)	•	Preliminary unemployment rate at December 2016 was 4.8%, down from 5.9% in December 2015 (national average of 4.7%)
•	State with the 14th highest job growth between December 2015 and December 2016	•	State with the 22nd highest job growth between December 2015 and December 2016

Competition

CoBiz and its subsidiaries face competition in all principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, asset-based lenders, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, investment banks, other domestic and foreign financial institutions, and various nonfinancial institutions.

Please see “Risk Factors” below, as well as the Market Share information provided above for additional information.

Employees

We had 533 full time equivalent employees at December 31, 2016.  Employees of the Company are entitled to participate in a variety of employee benefit programs, including: equity plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

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

The Holding Company

General. CoBiz is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (BHCA), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (Federal Reserve or FRB). CoBiz is required to file an annual report with the FRB and such other reports as may be required pursuant to the BHCA.

Securities Exchange Act of 1934. CoBiz has a class of securities registered with the Securities Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The Exchange Act requires the Company to file periodic reports with the SEC, governs the Company’s disclosure in proxy solicitations and regulates insider trading transactions.  The Company is listed on the NASDAQ Global Select Market (NASDAQ) and is subject to the rules of the NASDAQ.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services.  Many of the provisions of the Dodd-Frank Act have been the subject of proposed and final rules by the SEC, the FDIC and the Federal Reserve.  However, the full impact of the Dodd-Frank Act on our business and operations will not be known until all regulations on the statute are written and adopted or reforms implemented. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.  In October 2015, the Consumer Financial Protection Bureau, which was created pursuant to the Dodd-Frank Act, issued the TILA-RESPA Integrated Disclosure Rule which is effective for new consumer real estate loan applications.  This rule has negatively impacted loan closing timelines and increased legal liability and costs of compliance.

Sound Incentive Compensation Policies.  In 2010, the Federal Reserve, the Office of the Comptroller of the Currency (OCC), and the FDIC issued final guidance to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization.  The key principles within the guidance on incentive compensation arrangements are 1) they should appropriately balance risk and financial results to not encourage imprudent risk; 2) they should be compatible with effective controls and risk management; and 3) they should be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance applies to all employees who individually, or as part of a group, have the ability to expose the organization to material amounts of risk.  At a minimum, these rules apply to named executive officers included within a public company’s executive compensation disclosures.  The Federal Reserve reviews the Company’s policies and procedures for incentive compensation arrangements as part of the supervisory process.

In June 2016, the banking regulators issued a notice of proposed rulemaking to implement Section 956 of the Dodd-Frank Act.  The proposed rule is intended to (1) prohibit incentive-based payment arrangements that encourage inappropriate risks by providing excessive compensation or that could lead to material financial loss, (2) require the board of directors to conduct oversight of the covered institution’s incentive-based compensation program, approve incentive-based compensation arrangements for senior executive officers and approve material exceptions or adjustments to incentive-based compensation policies or arrangements for senior executive officers, and (3) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate Federal regulator.  The proposed rule applies to any covered institution with average total consolidated assets greater than or equal to $1 billion that offers incentive-based compensation to covered persons.

Acquisitions. As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the Community Reinvestment Act of 1977, as amended (CRA). See “The Bank — Community Reinvestment Act” below.

Gramm-Leach-Bliley Act of 1999 (GLB Act). The GLB Act eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB, provided that certain conditions are met, including a requirement that all subsidiary depository institutions be “well-capitalized.”

Dividend Restrictions.   Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 – Long-Term Debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2016, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), CoBiz could be required to guarantee the capital restoration plan of the Bank if the Bank becomes “undercapitalized” as defined in the FDICIA and the regulations thereunder. See “Capital Adequacy at the Holding Company and Bank.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine,” which requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to corporate scandals. The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods, and (vi) requiring the SEC to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (a) the company’s audit committee must appoint and oversee the company’s auditors; (b) each member of the company’s audit committee must be independent; (c) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (d) the company’s audit committee must have the authority to engage independent advisors; and (e) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

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

USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) is intended to allow the federal government to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money-laundering requirements.

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

The assessment base is calculated on average daily consolidated assets less average monthly tangible equity,  defined as Tier 1 Capital.  The FDIC has adopted a progressively lower assessment rate schedule based on the level of the reserve ratio (Deposit Insurance Fund divided by the total estimated insured deposits of the industry).  Assessment rates decline when the reserve ratio exceeds 1.15%, 2.0% and 2.5%.  In June 2016, the reserve ratio exceeded 1.15% which set the initial base assessment rate for a Risk Category I institution at 3 to 7 basis points and the base assessment rates for Risk Categories II – IV range to 12 to 30 basis points.  The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The assessment rate effective for the fourth quarter of 2016 was 0.14 basis points (0.56 basis points annually).  The assessment rate is adjusted quarterly.

Federal Home Loan Bank Membership.  The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB).  Each member of the FHLB is required to maintain a minimum investment in capital stock. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements.  Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board.  Because the extent of any obligation to increase our investment in the FHLB depends entirely upon the occurrence of future events, potential future payments to the FHLB are not determinable.

Capital Adequacy at the Holding Company and Bank.

The FRB monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in supervisory or enforcement actions by the FRB. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.

On January 1, 2015, the Basel III regulatory capital rules (Regulation Q, Capital Adequacy of Bank Holding Companies) became effective for the Company. Basel III increased most of the required minimum regulatory capital ratios, introduced a new Common Equity Tier 1 Capital ratio and the concept of a Capital Conservation Buffer (CCB) that became effective in 2016.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%.

For purposes of the Basel III risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1,” “Additional Tier 1” (Common Equity Tier 1 combined with Additional Tier 1 gives total Tier 1 Capital) and “Tier 2” capital elements. Common Equity Tier 1 capital includes common shareholders’ equity reduced by certain regulatory deductions.  Additional Tier 1 capital includes noncumulative perpetual preferred stock and other capital instruments allowed by the institutions primary regulator (for the Company, this includes the previously issued junior subordinated debentures) and minority interests in consolidated subsidiaries, reduced by certain limitations and regulatory deductions. Tier 2 capital includes, with certain limitations, perpetual preferred stock, certain capital instruments not included in Additional Tier 1 and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4.5% must be in the form of Common Equity Tier 1 capital and 6.0% in Tier 1 capital). The FRB has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets.

Pursuant to the FDICIA, there are five capital levels specific to depository institutions that apply to the Bank, that are dependent on the relevant capital ratios and other factors:

	Total	Tier 1	Common equity	Tier 1
Prompt corrective	risk-based	risk-based	tier 1	leverage
action category	capital	capital	risk-based capital	ratio
Well capitalized	10.0%	8.0%	6.5%	5.0%
Adequately capitalized	8.0%	6.0%	4.5%	4.0%
Undercapitalized	< 8.0%	< 6.0%	< 4.5%	< 4.0%
Significantly undercapitalized	< 6.0%	< 4.0%	< 3.0%	< 3.0%
Critically undercapitalized	Tangible equity / Total assets < 2.0%

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

In addition to the ratios in the table above, an institution is only well-capitalized if it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2016, the Bank was well-capitalized, which places no significant restrictions on the Bank’s activities.  See Note 17 – Regulatory Matters for additional information on the Company’s and the Bank’s capital ratios.

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

Website Availability of Reports Filed with the SEC

The Company maintains a website located at www.cobizfinancial.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the SEC, including its annual reports, quarterly reports, current reports and proxy statements. These reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company has also made available on its website its Audit, Compensation and Governance and Nominating Committee charters and corporate governance guidelines. The content on any website referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Item 1A.  Risk Factors

Our business may be adversely affected by the highly regulated environment in which we operate.

We are subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors' funds, the FDIC funds, customers and the banking system as a whole, rather than stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.

As a financial holding company, we are subject to regulation and supervision primarily by the FRB. The Bank, as a Colorado-chartered bank, is subject to regulation and supervision by the Colorado Division of Banking, the FRB and the FDIC. We undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial service holding companies.

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

Our commercial real estate loans may involve high principal amounts, and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. Repayment of commercial real estate loans is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Rental income may not rise sufficiently over time to meet increases in the loan rate at repricing or increases in operating expenses, such as utilities and taxes. As a result, impaired loans may be more difficult to identify without some seasoning. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy or changes in government regulation. If the cash flow from the property is reduced, the borrower's ability to repay the loan and the value of the security for the loan may be impaired.

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

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business.  Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications.  In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients.  These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.  Risks may also increase as criminals continue to specifically target financial institutions and our customers in attempts to obtain sensitive information or conduct fraudulent financial transactions.

While we have policies and procedures designed to prevent or limit the effect of a possible failure, interruption or breach of our information systems, there can be no assurance that such action will not occur or, if any does occur, that it will be adequately addressed.  For example, although we believe we maintain commercially reasonable measures to ensure the cybersecurity of our information systems, other financial service institutions and companies have reported breaches in the security of their websites or other systems.  In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems.  Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means.  To date, none of these efforts has had a material effect on our business or operations, and we maintain policies and procedures for addressing potential incidents.  Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments.  Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.  We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information.  An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

We may not realize our deferred income tax assets, we may incur a non-cash charge if corporate tax rates are reduced and our built in losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

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

In addition, a change in the corporate tax rate would result in an adjustment of our net deferred tax assets,  which are recorded using current statutory tax rates,  through the income tax provision.  For example, while a decrease in the corporate tax rate would reduce future income tax expense, the adjustment to our deferred taxes in the period of change would result in a non-cash charge to income tax expense.  A reduction in the corporate tax rate may also adversely impact the value of tax-exempt assets held by the Company.

The benefit of our built-in losses would be reduced if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (Section 382). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50% over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit.

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

We report certain assets, including securities, at fair value.  Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value.  Because we carry these assets on our books at their fair value, we may incur losses even if the assets in question present minimal credit risk.  We may be required to recognize other-than-temporary impairments in future periods on securities in our portfolio.  The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of the securities and our estimation of the anticipated recovery period.

The Company may be adversely affected by the soundness of other financial institutions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the

Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Supervisory guidance on commercial real estate concentrations could restrict our activities and impose financial requirements or limitations on the conduct of our business.

The OCC, the FRB and the FDIC (commonly referred to as the Agencies) finalized joint supervisory guidance in 2006 on sound risk management practices for concentrations in commercial real estate (CRE) lending. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. The Agencies are concerned that rising CRE loan concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in CRE markets. The guidance reinforces and enhances existing regulations and guidelines for safe and sound real estate lending. The guidance provides supervisory criteria, including numerical indicators to assist in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The guidance does not limit banks’ CRE lending, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. Lending and risk management practices of the Company will be taken into account in supervisory evaluation of capital adequacy.

In December 2015, the Agencies released a new statement on prudent risk management for CRE lending (2015 Statement).  The Agencies expressed concern in the 2015 Statement about an easing of CRE underwriting standards and an observation of troubling risk management practices at some financial institutions.  In light of these developments, the Agencies directed financial institutions to review their policies and practices related to CRE lending and to maintain risk management practices and capital levels commensurate with the level and nature of their CRE concentration risk.  In 2016, the Agencies continued to pay “special attention to potential risks associated with CRE lending.”

Our CRE portfolio at December 31, 2016 did not meet the definition of CRE concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

Our profitability is, in part, a function of the spread between the interest rates earned on investments and loans, and the interest rates paid on deposits and other interest-bearing liabilities. Our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our asset and liability  structures are such that they are affected differently by a change in interest rates. As a result, an increase or decrease in interest rates, the length of loan terms or the mix of adjustable and fixed-rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We have traditionally managed our assets and liabilities in such a way that we have a positive interest rate gap. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates and are more likely to experience increases in net interest income in periods of rising interest rates.  In addition, an increase in interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their loans.

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

The banking business in Colorado and in the Phoenix metropolitan area is highly competitive and is currently dominated by a number of large regional and national financial institutions. In addition to these regional and national banks, there are a number of smaller commercial banks that operate in these areas. We compete for loans and deposits with banks, savings and loan associations, finance companies, credit unions, and mortgage bankers. In addition to traditional financial institutions, we also compete for loans with brokerage and investment banking companies, and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 1401 Lawrence Street, Denver, CO, 80202.  We also have other facilities in our market areas within Colorado and Arizona.  We lease the majority of our facilities.  Through the end of 2016, we leased our executive offices from an entity partly owned by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 16 to the consolidated financial statements.

All locations are in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

Item 3. Legal Proceedings

Periodically and in the ordinary course of business, various claims and lawsuits, which are incidental to our business, are brought against or by us. We believe, based on the dollar amount of the claims outstanding at the end of the year, the ultimate liability, if any, resulting from such claims or lawsuits will not have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Market for Registrant’s Common Equity

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “COBZ.”  At February 14, 2017, there were approximately 396 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the NASDAQ Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2015:
First Quarter	$13.23	$10.88	$0.040
Second Quarter	13.54	11.32	0.040
Third Quarter	13.44	12.25	0.045
Fourth Quarter	13.94	11.95	0.045
2016:
First Quarter	$13.20	$10.31	$0.045
Second Quarter	12.87	10.79	0.045
Third Quarter	13.42	11.60	0.050
Fourth Quarter	17.19	12.40	0.050

On January 19, 2017, the Board of Directors approved a quarterly dividend for the first quarter of 2017 of $0.05 per share.  The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 12 to the consolidated financial statements that could limit our ability to pay dividends.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank” and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2011 and the closing prices on each of the five years in the period ended December 31, 2016, with the hypothetical cumulative total return on the SNL U.S. Bank NASDAQ Index and the Russell 2000 Index for the comparable period.

	2011	2012	2013	2014	2015	2016
CoBiz Financial Inc.	$100.00	$130.84	$212.28	$236.19	$244.81	$312.92
SNL U.S. Bank NASDAQ	$100.00	$119.19	$171.31	$177.42	$191.53	$265.56
Russell 2000 Index	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45

Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”).  Under the 2005 Plan, the Compensation Committee has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options or restricted stock awards; the option price, which shall not be less than 85% the fair market value of the common stock on the date of grant; the vesting requirements; and the manner and times at which the options shall be exercisable. As of December 31, 2016, there were 2,421,120 shares available for grant under the 2005 Plan.  The Company also has an Employee Stock Purchase Plan, which had 197,066 shares available for issuance at December 31, 2016.

	Number of	Weighted-	Number of
	securities to be	average	securities remaining
	issued upon	exercise price	available for future
	exercise of	of outstanding	issuance under equity
	outstanding options,	options,	compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity Compensation plans approved by security holders	285,999	$10.45	2,618,186
Equity compensation plans not approved by security holders	-	-	-
Total	285,999	$10.45	2,618,186

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated.  Discontinued operations have been reported retrospectively for all periods presented in the following table as discussed in Note 2 – Discontinued Operations.

	At or for the year ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of income data:
Interest income	$127,782	$121,266	$114,317	$106,127	$106,128
Interest expense	11,731	9,590	8,429	10,426	12,750
Net interest income before provision for loan losses	116,051	111,676	105,888	95,701	93,378
Provision for loan losses	(2,101)	6,420	(4,155)	(8,804)	(4,733)
Net interest income after provision for loan losses	118,152	105,256	110,043	104,505	98,111
Noninterest income	34,160	30,667	27,909	28,606	26,720
Noninterest expense	105,231	100,177	94,136	90,912	87,022
Income before taxes	47,081	35,746	43,816	42,199	37,809
Provision for income taxes	12,182	9,606	15,018	13,909	13,411
Net income from continuing operations	34,899	26,140	28,798	28,290	24,398
Net income (loss) from discontinued operations, net of tax	-	(71)	209	(679)	172
Net income	$34,899	$26,069	$29,007	$27,611	$24,570

Basic earnings per common share from continuing operations	$0.84	$0.63	$0.69	$0.68	$0.55
Diluted earnings per common share from continuing operations	$0.84	$0.62	$0.69	$0.68	$0.55
Basic earnings (loss) per common share from discontinued operations	$-	$-	$0.01	$(0.02)	$-
Diluted earnings (loss) per common share from discontinued operations	$-	$-	$0.01	$(0.02)	$-
Basic earnings per common share	$0.84	$0.63	$0.70	$0.66	$0.55
Diluted earnings per common share	$0.84	$0.62	$0.70	$0.66	$0.55
Cash dividends declared per common share	$0.19	$0.17	$0.15	$0.12	$0.07
Dividend payout ratio	22.62%	27.42%	21.43%	18.18%	12.73%

Balance sheet data:
Total assets	$3,630,313	$3,351,767	$3,062,166	$2,800,691	$2,653,641
Total investments	510,387	512,812	484,621	556,796	571,665
Loans	2,934,105	2,699,205	2,405,575	2,084,359	1,926,432
Allowance for loan losses	33,293	40,686	32,765	37,050	46,866
Deposits	3,029,783	2,741,712	2,492,291	2,279,037	2,129,260
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	59,111	59,031	-	-	20,984
Shareholders' equity	302,310	273,536	308,769	281,085	257,051

Key ratios:
Return on average total assets	1.02%	0.83%	0.99%	1.02%	0.98%
Pre-tax, Adjusted Earnings return on assets (PTAE ROA)(1)	1.52%	1.54%	1.40%	1.36%	1.41%
Return on average shareholders' equity	12.15%	8.77%	9.82%	10.29%	10.15%
Average shareholders' equity to average total assets	8.36%	9.44%	10.10%	9.93%	9.65%
Net interest margin	3.73%	3.86%	3.91%	3.81%	3.99%
Efficiency ratio(2)	66.79%	67.91%	70.30%	71.01%	71.27%
Nonperforming assets to total assets	0.23%	0.64%	0.49%	0.68%	1.14%
Nonperforming loans to total loans	0.11%	0.60%	0.38%	0.67%	1.02%
Allowance for loan and credit losses to total loans	1.13%	1.51%	1.36%	1.78%	2.43%
Allowance for loan and credit losses to nonperforming loans	1,010.41%	250.81%	357.89%	265.78%	237.75%
Net charge-offs (recoveries) to average loans	0.19%	(0.06)%	0.01%	0.05%	0.23%

(1)

Pre-tax, Adjusted Earnings (PTAE) is a non-GAAP measure and is calculated as total revenue less noninterest expense (excluding impairment and valuation losses).  The Company believes that PTAE is a useful financial measure that enables investors and others to assess the Company's ability to generate capital to cover credit losses and is a reflection of earnings generated by the core business.  The following is a reconciliation of PTAE earnings to its most comparable GAAP measure.

	At and for the year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net income from continuing operations - GAAP	$34,899	$26,140	$28,798	$28,290	$24,398
Adjusted for:
Taxable equivalent adjustment	7,531	5,720	3,807	2,760	1,907
Provision for income taxes	12,182	9,606	15,018	13,909	13,411
Severance	-	1,043	-	-	-
Provision for loan and credit losses	(2,101)	6,420	(4,155)	(8,804)	(4,768)
Net other than temporary impairment losses on securities recognized in earnings	-	-	-	-	297
Net (gain) loss on securities, other assets and other real estate owned	(121)	(369)	(2,597)	683	65
Pre-tax, Adjusted Earnings	$52,390	$48,560	$40,871	$36,838	$35,310
Average assets	$3,435,703	$3,149,310	$2,925,168	$2,702,211	$2,508,222
PTAE ROA	1.52%	1.54%	1.40%	1.36%	1.41%

(2)

The following table includes non-GAAP financial measures used in the computation of the efficiency ratio.  The efficiency ratio equals noninterest expense adjusted to exclude gains and losses on other real estate owned (OREO), other assets and investments, divided by the sum of tax equivalent net interest income and noninterest income.  To calculate tax equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation.  The Company believes the efficiency ratio is a useful supplementary financial measure that enables investors to assess the performance of the Company’s operations and for comparison to the Company’s peers.

	At and for the year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Noninterest expense - GAAP	$105,231	$100,177	$94,136	$90,912	$87,022
Adjusted for:
Net (gain) loss on securities, other assets and other real estate owned	(121)	(369)	(2,597)	683	65
Adjusted noninterest expense - non-GAAP	$105,352	$100,546	$96,733	$90,229	$86,957

Net interest income - GAAP	$116,051	$111,676	$105,888	$95,701	$93,378
Noninterest income - GAAP	34,160	30,667	27,909	28,606	26,720
Operating revenue	150,211	142,343	133,797	124,307	120,098
Taxable equivalent adjustment	7,531	5,720	3,807	2,760	1,907
Operating revenue - taxable equivalent - non-GAAP	$157,742	$148,063	$137,604	$127,067	$122,005

Efficiency ratio - taxable equivalent - non-GAAP	66.79%	67.91%	70.30%	71.01%	71.27%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview. The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our operating segments include Commercial Banking and Fee-Based Lines.

From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2016, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 15 bank locations (excluding one bank location closed in January 2017) and total assets of $3.6 billion.  We have also expanded into wealth and insurance services.  The Company has a well-capitalized balance sheet that includes common equity, subordinated notes payable and subordinated debentures.

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

The Company is focused on achieving four financial objectives as part of its three to five year plan. Those objectives are 10% loan and deposit growth, 8% noninterest income growth and limiting noninterest expense growth to 4%. We anticipate that achieving these objectives, coupled with maintaining our asset quality, will enable us to enhance shareholder return.

Steps taken in 2016 to realize progress on the loan, deposit and noninterest income goals include: aligning production employee variable compensation with these objectives; strengthening internal networking to enhance synergies between product lines within the Company; formalizing a leadership development program; structuring management roles to provide more accountability; setting clear expectations for all producers and continuing to work with producers who are not meeting their goals; and building customer relationships.

To further the noninterest expense objective in 2016, the Company conducted a comprehensive review of its staffing levels and expenditures in each functional area to identify areas for improvement.  The Company intends to update this study annually to continually monitor incremental improvement and new areas for emphasis.  The Company also completed a thorough analysis of its loan origination and credit underwriting process.  Based on this review, the Company intends to implement procedural changes and clarify employee responsibilities in 2017, which we believe will improve operational efficiencies, reduce costs, and improve customer satisfaction and employee morale.  Finally, the Company has initiated an ongoing review of its facility strategy with a goal of servicing its customer base in a cost-effective manner.  In 2016, this resulted in the closure of two bank locations, the combination of two bank locations in downtown Denver into one location, a planned closure of a bank location in 2017, and the relocation of the Company’s principal executive offices.  As a result of the relocation of our principal executive offices, all of our revenue producing employees in the downtown area are in one location for the first time.  The Company believes this will further strengthen internal synergies and will provide a broader platform to service the financial needs of its customers.

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

Certain key metrics of our operating segments at or for the years ended December 31, 2016, 2015 and 2014 are as follows:

			Corporate
			Support
	Commercial	Fee-Based	and
	Banking	Lines	Other	Consolidated
(in thousands)	2016
Operating revenue (1)	$137,026	$18,259	$(5,074)	$150,211
Net income (loss)	$40,165	$(1,208)	$(4,058)	$34,899

	2015
Operating revenue (1)	$127,376	$17,837	$(2,870)	$142,343
Net income (loss)	$29,786	$(542)	$(3,175)	$26,069

	2014
Operating revenue (1)	$119,434	$16,851	$(2,488)	$133,797
Net income (loss)	$32,264	$115	$(3,372)	$29,007

(1)	Net interest income plus noninterest income.

Noted below are some of the significant financial performance measures and operational results for 2016 and 2015:

2016	2015

Commercial Banking operating revenue increased 7.6% in 2016 to $137.0 million, while net income increased 34.8% to $40.2 million.  The increase in net income was due to an $8.7 million decrease in the provision for loan losses and a $7.0 million increase in net interest income.

Commercial Banking operating revenue increased 6.6% in 2015, while net income declined $2.5 million, primarily due to a $10.2 million increase in the provision for loan losses.
Operating revenue from the Fee-Based Lines increased 2.4% in 2016, while the net loss increased $0.7 million to a net loss of $1.2 million in 2016.	Operating revenue from the Fee-Based Lines increased 5.9% in 2015 and noninterest expense increased 7.9% in the same period.

Operating revenue declined and the net loss increased on the Corporate Support and Other segment in 2016, primarily due to the additional interest expense on the subordinated notes that were issued in June 2015.

The Corporate Support segment benefited from the recapture of past due interest income on a nonperforming loan portfolio that increased interest income $1.0 million in 2015.  Offsetting this increase was additional interest expense of $1.8 million from the new subordinated notes issuance.

Total assets grew $278.5 million to $3.6 billion during 2016, primarily due to a 9.1% year-over-year increase in net loans.	Total assets grew $289.6 million to $3.4 billion during 2015, primarily due to a 12% year-over-year increase in net loans.
Average noninterest bearing deposits, the most valuable part of the deposit portfolio, represented 43.3% of total average deposits in 2016, compared to 41.2% in 2015.	Average noninterest bearing deposits represented 41.2% of total average deposits in 2015, compared to 42.5% in 2014.
The net interest margin on a tax-equivalent basis declined 13 basis points to 3.73%, due to the first full year of interest expense on the new subordinated notes and to a decline in loan yields.

The net interest margin on a tax-equivalent basis contracted 5 basis points to 3.86%, due to the increased interest expense on the new subordinated notes that reduced the net interest margin by 6 basis points in 2015.

Net income increased 33.9% to $34.9 million in 2016 from $26.1 million in 2015. Positively impacting net income was an $8.5 million decrease in provision for loan losses in 2016.	Net income declined 10% to $26.1 million in 2015 from $29.0 million in 2014. Negatively impacting net income was a $10.6 million increase in provision for loan losses in 2015.
The Company had net charge-offs of $5.3 million in 2016, compared to a net recovery of $1.5 million in 2015.	In the first quarter of 2015, the Company ceased the operations of its investment banking division in order to focus on noninterest income sources that were less transactional in nature.

Two bank locations were closed in 2016 and another is planned for 2017.  Over the past five years, the Company has closed seven bank locations.  The closures were part of the Company’s ongoing evaluation of its operations.  The Company remains committed to growing its presence in the Colorado and Arizona markets while efficiently managing the Company’s cost structure, including its occupancy costs.

In the first quarter of 2015, the Company transferred securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.

The Company’s principal executive offices were moved to a new location in downtown Denver. Overall square footage in our executive offices was reduced 28%.

On June 25, 2015, the Company issued $60.0 million of unsecured fixed-to-floating rate subordinated notes due 2030 (Notes). Unless redeemed, the Notes will bear 5.625% annual interest until June 25, 2025 and thereafter until maturity in June 2030 at a floating rate equal to LIBOR plus 317 basis points.

The Company’s total risk-based capital ratio was 14.5% at the end of 2016.  Implementation of the Capital Conservation Buffer required by Basel III increased the minimum capital requirements.  See Note 17 – Regulatory Matters for additional information.

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

Differences between the actual credit outcome of a loan and the risk assessment made by the Company could negatively impact the Company’s earnings by requiring additional provision for loan losses.  As a hypothetical example, if $25.0 million of grade 3, non-classified loans were downgraded as classified at the same historical loss factor of existing classified loans, an additional $1.5 million of provision for loan losses would be required.  Conversely, a $25.0 million decrease in classified loans would result in a $1.5 million reversal of provision for loan losses.

See Note 4 – Loans for further discussion on management’s methodology.

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities, such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2016, $136.3 million of total assets, consisting of $133.0 million in available for sale securities and $3.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2015, $157.6 million of total assets, consisting of $153.7 million in available for sale securities and $3.9 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2016, the Company had  $9.4 million of single-issuer trust preferred securities (TPS)  classified as Level 3.  The fair value of these TPS is determined using broker-dealer quotes and trade data that may not be current.  These TPS are classified as Level 3 due to lack of current market data and their illiquid nature. At December 31, 2016 and 2015,  $11.2 million and $9.9 million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans and OREO totaling $1.4 million and $5.4 million, at December 31, 2016.  Impaired loans and OREO were $6.3 million and $5.4 million at December 31, 2015.  For additional information on the fair value of certain financial assets and liabilities see Note 18 – Fair Value Measurements.

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  See Note 11 – Income Taxes for additional information.  A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of the consolidated financial statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The Company had total assets of $3.6 billion and total liabilities of $3.3 billion at December 31, 2016 compared to total assets of $3.4 billion and total liabilities of $3.1 billion at December 31, 2015.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2016 and 2015.

Lending Activities

General. We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate-mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2016, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

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

•

The Board of Directors of the Bank designates the approval authority of the loan committee.  The presence of two of the following is required for any committee loan approval: CEO, Chief Credit Officer or a Market President.  A quorum requires at least three designated committee members to be in attendance.

•

Loan officers are permitted within a 12-month period to approve up to $0.2 million in new credit per customer aggregate loan relationship.  In cases where the aggregate credit size exceeds the loan credit officer’s individual authority, the Bank President may approve the additional credit.

Composition of Loan Portfolio.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,217,732	42.0%	$1,175,379	44.2%	$977,699	41.2%	$824,453	40.3%	$729,442	38.8%
Real estate - mortgage	1,171,123	40.4%	1,016,268	38.2%	989,719	41.7%	900,864	44.0%	880,377	46.8%
Construction & land	174,451	6.0%	201,281	7.6%	181,864	7.7%	127,952	6.2%	120,584	6.4%
Consumer	267,013	9.2%	253,317	9.5%	207,955	8.8%	181,056	8.8%	149,638	8.0%
Other	103,786	3.5%	52,960	2.0%	48,338	2.0%	50,034	2.5%	46,391	2.5%
Total loans	$2,934,105	101.1%	$2,699,205	101.5%	$2,405,575	101.4%	$2,084,359	101.8%	$1,926,432	102.5%
Less allowance for loan losses	(33,293)	(1.1)%	(40,686)	(1.5)%	(32,765)	(1.4)%	(37,050)	(1.8)%	(46,866)	(2.5)%
Net loans	$2,900,812	100.0%	$2,658,519	100.0%	$2,372,810	100.0%	$2,047,309	100.0%	$1,879,566	100.0%

Total loans increased $234.9 million and $293.6 million in 2016 and 2015, respectively. The Real estate – mortgage loan segment contributed 65.9% of the loan portfolio growth in 2016, increasing $154.9 million.  Other loan categories with modest growth in 2016 include Commercial ($42.4 million), Consumer ($13.7 million), and Other ($50.8 million) loans, while construction & land declined $26.8 million.

The Company saw growth across all its loan segments in 2015.  The Commercial loan segment continued to be the main contributor to loan growth, increasing $197.7 million.  Consumer loans, particularly driven by the Company’s residential mortgage product, increased $45.4 million, or 21.8%, while Construction & land increased $19.4 million or 10.7% during 2015.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2016, our individual legal lending limit was $59.0 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credits. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we may sell loan participations to outside participants. At December 31, 2016 and 2015, the outstanding balance of loan participations sold by us was $15.9 million and $8.3 million, respectively. At December 31, 2016 and 2015, we had loan participations purchased from other banks totaling $118.3 million and $74.0 million, respectively. We use the same analysis in deciding whether to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	At December 31,
	2016		2015		2014
	Number of	% of loan	Number of	% of loan	Number of	% of loan
Credit Relationships	relationships	portfolio	relationships	portfolio	relationships	portfolio
Greater than $6.0 million	105	34.3%	98	32.9%	77	29.1%
$3.0 million to $6.0 million	132	18.7%	124	19.2%	112	19.9%
$1.0 million to $3.0 million	443	25.4%	406	25.1%	363	25.1%
$0.5 million to $1.0 million	464	11.2%	445	11.8%	420	12.7%
Less than $0.5 million	3,752	10.4%	3,844	11.0%	3,981	13.2%
	4,896	100.0%	4,917	100.0%	4,953	100.0%

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2016 the Company had loans to lessors of nonresidential buildings in the amount of $396.6 million and loans to lessors of other real estate property in the amount of $330.3 million that exceeded 10% of total loans.  There were no other concentrations in excess of 10% of the Company’s loan portfolio at December 31, 2016.    The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•	Construction, land development and other land loans that represent 100% or more of total risk-based capital; or
•

Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2016 and 2015, the Company’s exposure to commercial real estate lending was below the parameters discussed above.

In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit. We apply the same credit standards to these commitments as we apply to our other lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 16 – Commitments and Contingencies for additional discussion on our commitments.

Commercial Loans. Commercial loans increased $42.4 million, or 3.6%, from $1.17 billion at December 31, 2015 to $1.22 billion at December 31, 2016. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	At December 31,
	2016		2015		2014
		% of		% of		% of
		Commercial		Commercial		Commercial
(in thousands)	Balance	loan portfolio	Balance	loan portfolio	Balance	loan portfolio
Manufacturing	$96,684	7.9%	$135,058	11.5%	$126,130	12.9%
Finance and insurance	50,358	4.1%	64,261	5.5%	80,966	8.4%
Health care	154,537	12.7%	126,771	10.8%	91,969	9.4%
Real estate services	126,029	10.4%	118,923	10.1%	112,913	11.5%
Construction	58,902	4.9%	58,081	4.9%	56,638	5.8%
Public administration	256,332	21.0%	221,325	18.8%	178,778	18.2%
All other	474,890	39.0%	450,960	38.4%	330,305	33.8%
	$1,217,732	100.0%	$1,175,379	100.0%	$977,699	100.0%

Real Estate - Mortgage Loans. Real estate mortgage loans increased $154.9 million, or 15.2%, from $1.02 billion at December 31, 2015 to $1.17 billion at December 31, 2016.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed-and,floating-interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate SBA 504 loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2016 and 2015, 67% and 66% of the Company’s outstanding real estate mortgage loans were in the Colorado market, respectively.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2016		2015		2014
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$475,287	40.6%	$436,643	43.0%	$422,471	42.7%
Residential & commercial investor	695,836	59.4%	579,625	57.0%	567,248	57.3%
	$1,171,123	100.0%	$1,016,268	100.0%	$989,719	100.0%

Construction and land.  Construction and land decreased $26.8 million, or 13.3%, from $201.3 million at December 31, 2015 to $174.5 million at December 31, 2016. We have a portfolio of loans for the acquisition and development of land for residential building projects.  We also finance construction projects involving one- to four-family residences.  We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (speculative loan), although speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans are generally secured by personal guarantees to provide an additional source of repayment. We typically require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

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

Construction and land loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the construction and land portfolio are generally located in the states of Colorado and Arizona. At December 31, 2016 and 2015, 71% and 80%, respectively, of the Company’s construction and land loans outstanding were generated in the Colorado market.

Consumer Loans.  Consumer loans increased $13.7 million, or 5.4%, from $253.3 million at December 31, 2015 to $267.0 million at December 31, 2016.  We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. We offer residential mortgage loans as part of our consumer mortgage products.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing of mortgage loans, with an average loan size of approximately $800,000.  For primary residences, the standard loan-to-value is 80% for loans up to $1.5 million.  The loan-to-value decreases as the size of the loan increases, with a standard loan-to-value of 55% on loans in excess of $3.0 million. In addition, we generally only finance 5/1, and 7/1 adjustable-rate mortgage loans as well as 15-year fixed-rate loans.  Residential mortgage loans at December 31, 2016 and 2015, totaled $197.9 million or 74% and $183.2 million or 72%, respectively, of the consumer loan portfolio.

Other loans.  Other loans increased $50.8 million, or 96.0%, from $53.0 million at December 31, 2015 to $103.8 million at December 31, 2016.  Other loans include lending products such as taxable and tax-exempt leasing, not defined as commercial real estate, acquisition and development, construction, or consumer loans.

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

	At December 31,
(in thousands)	2016	2015	2014	2013	2012
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$657	$505	$161	$19	$35
Nonaccrual loans:
Commercial	2,202	15,109	3,317	1,330	3,324
Real estate - mortgage	269	499	3,416	10,504	10,779
Construction & land	-	27	135	1,986	4,926
Consumer and other	167	82	2,126	101	648
Total nonaccrual loans	2,638	15,717	8,994	13,921	19,677
Total nonperforming loans	3,295	16,222	9,155	13,940	19,712
OREO and repossessed assets	5,079	5,079	5,819	5,097	10,577
Total nonperforming assets	$8,374	$21,301	$14,974	$19,037	$30,289

Performing renegotiated loans	$23,612	$28,196	$27,275	$29,683	$43,321

Allowance for loan losses	$33,293	$40,686	$32,765	$37,050	$46,866
Allowance for credit losses	-	-	-	-	-
Allowance for loan and credit losses	$33,293	$40,686	$32,765	$37,050	$46,866
Nonperforming assets to total assets	0.23%	0.64%	0.49%	0.68%	1.14%
Nonperforming loans to total loans	0.11%	0.60%	0.38%	0.67%	1.02%
Nonperforming loans and OREO to total loans and OREO	0.28%	0.79%	0.62%	0.91%	1.56%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.13%	1.51%	1.36%	1.78%	2.43%
Allowance for loan and credit losses to nonperforming loans	1,010.41%	250.81%	357.89%	265.78%	237.75%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2016, 2015 and 2014,  was $0.1 million, $0.2 million and $0.3 million, respectively.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 18 – Fair Value Measurements for additional discussion on the valuation of OREO assets.

Nonperforming assets decreased $12.9 million to $8.4 million at December 31, 2016, from $21.3 million at December 31, 2015.  The following table summarizes nonperforming assets by type and market.

	2016					2015
				Total in	NPAs				Total in	NPAs
(in thousands)	Colorado	Arizona	Total	category	as a %	Colorado	Arizona	Total	category	as a %
Commercial	$1,966	$236	$2,202	$1,217,732	0.18%	$14,255	$854	$15,109	$1,175,379	1.29%
Real estate - mortgage	-	269	269	1,171,123	0.02%	-	499	499	1,016,268	0.05%
Construction & land	657	-	657	174,451	0.38%	27	-	27	201,281	0.01%
Consumer	167	-	167	267,013	0.06%	82	505	587	253,317	0.23%
Other loans	-	-	-	103,786	-%	-	-	-	52,960	-%
OREO and repossessed assets	4,903	176	5,079	5,079	NA	4,903	176	5,079	5,079	NA
Nonperforming assets	$7,693	$681	$8,374	$2,939,184	0.28%	$19,267	$2,034	$21,301	$2,704,284	0.79%

All nonperforming loan categories, except construction and land, reflected improvements year over year.  The decline was primarily attributed to the resolution of an $11.2 million commercial credit, disclosed as impaired and on nonaccrual in 2015.  The Company’s OREO portfolio consisted of two properties at December 31, 2016.  The Company has entered into a contract to sell its largest OREO property, located in Colorado and comprising 97% of the overall OREO balance.  The Company does not expect a material gain or loss on the disposition of this property.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO, and continues to closely monitor the financial condition of its clients.

In addition to the nonperforming assets described above, the Company had 56 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $49.2 million.  A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract.  These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

	For the year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance of allowance for loan losses at beginning of period	$40,686	$32,765	$37,050	$46,866	$55,629
Charge-offs:
Commercial	(7,767)	(588)	(1,956)	(613)	(1,122)
Real estate - mortgage	-	(186)	(52)	(3,055)	(2,789)
Construction & land	-	(107)	(50)	(796)	(4,002)
Consumer	(37)	(130)	(453)	(122)	(653)
Other	-	(285)	(6)	(5)	(34)
Total charge-offs	(7,804)	(1,296)	(2,517)	(4,591)	(8,600)
Recoveries:
Commercial	1,284	239	373	1,035	2,021
Real estate - mortgage	31	1,112	435	1,099	746
Construction & land	1,165	1,155	1,519	1,399	1,760
Consumer	32	19	54	45	43
Other	-	272	6	1	-
Total recoveries	2,512	2,797	2,387	3,579	4,570
Net recoveries (charge-offs)	(5,292)	1,501	(130)	(1,012)	(4,030)
Provision for loan losses charged to operations	(2,101)	6,420	(4,155)	(8,804)	(4,733)
Balance of allowance for loan losses at end of period	$33,293	$40,686	$32,765	$37,050	$46,866

Ratio of net (recoveries) charge-offs to average loans	0.19%	(0.06)%	0.01%	0.05%	0.23%

Average loans outstanding during the period	$2,793,516	$2,517,766	$2,259,265	$1,991,251	$1,743,473

Additions to the allowance for loan losses, which are charged as expenses on our consolidated statements of income, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios. Loans charged off, net of amounts recovered from previously charged off loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, amount of loan losses charged against the reserve during a given period and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan and credit losses is adequate to cover anticipated loan and credit losses. However, management may determine a need to increase the allowances for loan and credit losses, or regulators, when reviewing the Bank’s loan and commitment portfolio in the future, may request the Bank increase such allowances. Either of these events could adversely affect our earnings. Further, there can be no assurance that actual loan and credit losses will not exceed the allowances for loan and credit losses.

The methodology used in the periodic review of reserve adequacy, which is performed at least quarterly, is designed to be dynamic and responsive to changes in actual and expected credit losses. These changes are reflected in both the general and unallocated reserves. The historical loss ratios and estimated risk factors related to segmenting our loan portfolio, which are key considerations in this analysis, are updated quarterly.  The review of reserve adequacy is performed by executive management and presented to the Audit Committee quarterly for its review and consideration. For additional information on the Company’s methodology for estimating the allowance for loan and credit losses, see Note 4 – Loans.

The table below provides an allocation of the allowance for loan and credit losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2016		2015		2014		2013		2012
		Loans in		Loans in		Loans in		Loans in		Loans in
		category		category		category		category		category
		as a %		as a %		as a %		as a %		as a %
		of total		of total		of total		of total		of total
	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross
(in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Commercial	$15,398	41.5%	$24,215	43.5%	$14,614	40.6%	$14,103	39.6%	$13,448	37.9%
Real estate - mortgage	11,475	39.9%	10,372	37.6%	12,463	41.1%	14,919	43.2%	17,832	45.7%
Construction & land	1,997	6.0%	2,111	7.5%	2,316	7.6%	3,346	6.1%	9,893	6.3%
Consumer	2,803	9.1%	2,592	9.4%	2,329	8.7%	2,471	8.7%	3,061	7.8%
Other	945	3.5%	643	2.0%	488	2.0%	479	2.4%	451	2.3%
Unallocated	675	-%	753	-%	555	-%	1,732	-%	2,181	-%
Total	$33,293	100.0%	$40,686	100.0%	$32,765	100.0%	$37,050	100.0%	$46,866	100.0%

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

The Company recorded a $2.1 million provision for loan losses reversal during 2016 compared to a $6.4 provision for loan loss in 2015.  The negative provision was due to improvement in the credit quality of the loan portfolio, current year recoveries and the release of a specific reserve on an impaired credit that is discussed below.  Nonperforming assets declined $12.9 million, or 60.7% to $8.4 million at December 31, 2016 from $21.3 million a year earlier.  The decline in nonperforming assets was due to the resolution of an $11.2 million commercial credit, disclosed as impaired in 2015.  Resolution of this credit in 2016 included payments of $6.3 million, a net charge-off of $4.9 million and the release of a $2.3 million specific reserve in 2015.  The Company had charge-offs of $7.8 million and $1.3 million during 2016 and 2015, respectively.  The Company had recoveries of $2.5 million and $2.8 million in 2016 and 2015, respectively.  Although the Company continues to record charge-offs, management believes that its credit quality outlook remains favorable and that the Company’s allowance for loan and credit losses provides adequate coverage for probable loan and credit losses.  The allowance for loan and credit losses to total loans was 1.13% and 1.51% at December 31, 2016 and 2015, respectively.  The allowance for loan and credit losses to nonperforming loans was 1,010.4%  and 250.8% at December 31, 2016 and 2015, respectively.  It is possible management may determine a need to increase the allowance for loan and credit losses due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

The investment portfolio is primarily composed of residential mortgage-backed securities (MBS) explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government, with the majority of the portfolio either maturing or repricing within one to five years. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio primarily consists of senior and subordinated debentures issued by the financial services industry.  None of the issuing institutions are in default nor have interest payments on the TPS been deferred.  Our investment strategies are reviewed in meetings of the Asset-Liability Management Committee (ALCO).

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

In the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and a fair value of $288.6 million from the available for sale category to the held to maturity category.  The net pre-tax unrealized gain on these securities at the time of transfer was $8.8 million and is now part of the amortized cost basis of the securities that will be amortized to interest income over the life of the securities.  The amortization of this net pre-tax unrealized gain will be offset by the amortization of the related pre-tax amount recorded in accumulated other comprehensive income.  There will be no effect to interest income as a result of this transfer.  There were no security transfers between the available for sale and held to maturity categories during 2016.

Our goals with respect to the securities portfolio are to:

•	Maximize safety and soundness;
•	Provide adequate liquidity;
•	Maximize rate of return within the constraints of applicable liquidity requirements; and
•	Complement asset/liability management strategies.

The following table sets forth the book value of the securities in our investment portfolio by type at the dates indicated.  See Note 3 – Investments for additional information.

	At December 31,			2016 vs 2015		2015 vs 2014
				Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Mortgage-backed securities	$319,978	$312,658	$283,644	$7,320	2.3%	$29,014	10.2%
Trust preferred securities	48,244	56,607	72,844	(8,363)	(14.8)%	(16,237)	(22.3)%
Corporate debt securities	92,077	103,736	101,210	(11,659)	(11.2)%	2,526	2.5%
Municipal securities	38,723	27,350	15,446	11,373	41.6%	11,904	77.1%
Other investments	11,365	12,461	11,477	(1,096)	(8.8)%	984	8.6%
Total	$510,387	$512,812	$484,621	$(2,425)	(0.5)%	$28,191	5.8%

At December 31, 2016, investments represented 14.06% of total assets compared to 15.30%  at December 31, 2015.  Available for sale securities had a net unrealized gain of $2.7 million at December 31, 2016.

At December 31, 2016, the Company’s available for sale securities in a temporary unrealized loss position of $0.6 million consisted primarily of TPS.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.

Other investments consist primarily of FHLB stock required to support a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  During 2016, other investments decreased $1.1  million due to net redemptions of FHLB stock.

The following table sets forth the book value,  maturity and approximate yield of the securities in our investment portfolio at December 31, 2016. Other investments include stock in the Federal Home Loan Bank and the Federal Reserve Bank, which have no maturity date.  These investments have been included in the total column only.

	Maturity
	Within 1 year		1-5 years		5-10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)
Mortgage-backed securities	$1	2.38%	$486	5.26%	$12,094	4.35%	$307,397	2.59%	$319,978	2.66%
Trust preferred securities	-	-%	-	-%	-	-%	48,244	3.84%	48,244	3.84%
Corporate debt securities	35,336	4.84%	43,750	5.46%	12,991	3.91%	-	-%	92,077	5.00%
Municipal securities	874	2.00%	25,461	3.99%	3,891	4.09%	8,497	4.86%	38,723	4.15%
Other investments	-	-%	-	-%	-	-%	2,173	3.32%	11,365	5.16%
Total	$36,211	4.77%	$69,697	4.93%	$28,976	4.11%	$366,311	2.81%	$510,387	3.36%

(1)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2016 did not include any single issuer for which the aggregate carrying amount exceeded 10% of shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,			2016 vs 2015		2015 vs 2014
				Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Intangible assets, net	$1,326	$1,926	$2,526	$(600)	(31.2)%	$(600)	(23.8)%
Bank-owned life insurance	53,674	49,373	48,040	4,301	8.7%	1,333	2.8%
Premises and equipment, net	11,019	6,122	7,250	4,897	80.0%	(1,128)	(15.6)%
Accrued interest receivable	12,223	10,362	9,617	1,861	18.0%	745	7.7%
Deferred income taxes, net	19,901	22,221	20,008	(2,320)	(10.4)%	2,213	11.1%
Other real estate owned	5,079	5,079	5,819	-	-%	(740)	(12.7)%
Other	19,842	18,041	19,910	1,801	10.0%	(1,869)	(9.4)%
Total	$123,064	$113,124	$113,170	$9,940	8.8%	$(46)	-%

Intangible Assets.  Intangible assets primarily represent client relationship lists. The Company recognized $0.6 million of intangible asset amortization from continuing operations during the years ended December 31, 2016 and 2015.   Other than amortization, no other activity occurred in intangible assets during 2016 and 2015.

Bank-Owned Life Insurance (BOLI).    BOLI increased $4.3 million in 2016 to $53.7 million at December 31, 2016.  During 2016, the Company purchased additional policies of $3.2 million, had an increase of $1.3 million due to growth in the cash surrender values of the underlying policies and claims of $0.2 million.  BOLI increased $1.3 million in 2015 to $49.4 million at December 31, 2015, solely due to changes in the cash surrender value of the underlying policies.

Deferred Income Taxes, net. Deferred income taxes decreased $2.3 million in 2016 to $19.9 million at December 31, 2016.  The decrease was primarily from the tax effect of the $7.4 million decrease in the allowance for loan losses in 2016.  Deferred income taxes increased $2.2 million to $22.2 million at December 31, 2015.  The increase was primarily due to the tax effect of the $7.9 million increase in the allowance for loan losses, offset by a decline in deferred tax assets for net operating loss carryforwards and accrued bonuses.  Deferred income taxes are recorded using current statutory tax rates.  If the statutory tax rates were to decrease, the adjustment to deferred income taxes would result in a non-cash charge to income tax expense.  See Note 11 – Income Taxes for additional discussion of income taxes and deferred tax items.

Other Real Estate Owned.  During 2016, the Company had no OREO activity.  In 2015, OREO decreased $0.7 million to $5.1 million at December 31, 2015 due to sales activity. At December 31, 2016, the Company held two properties, with one Colorado property comprising over 97% of the total OREO balance.  The Company has entered into a contract to sell the Colorado property and does not expect a material gain or loss on the disposition.

Other Assets.  Other assets increased $1.8 million during 2016 to $19.8 million at December 31, 2016.  The increase is primarily due to a receivable from the Company’s landlord on reimbursement for leasehold improvements on the new executive office lease.  The reimbursement will be accounted for as an incentive and recognized as a reduction to rent over the lease term.  In 2015, other assets declined $1.9 million to $18.0 million at December 31, 2015.  The decline in other assets in 2015 was primarily attributable to a $1.0 million decrease in the fair market value of derivative assets and a $0.9 million net decrease in various other assets.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include certificates of deposit (CDs), money market accounts, savings accounts, checking accounts, and individual retirement accounts. In the first quarter of 2014, the Company commenced an initiative to move customer balances out of securities sold under agreement to purchase (Customer Repurchases) and into other deposit products.  In 2016, deposit generation was concentrated within the interest-bearing ($128.5 million addition) and noninterest-bearing ($102.1 million addition) demand deposit categories, which contributed 44.6% and 35.5% of the total deposit growth, respectively.  Average interest-bearing and noninterest-bearing deposits increased $19.6 million and $162.5 million, from $585.2 million and $1.08 billion, respectively, at December 31, 2015.  We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented over 42% and 43% of total deposits at December 31, 2016 and 2015, respectively.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.

The Company views its reciprocal Certificate of Deposit Account Registry Service ® (CDARS) and Insured Cash Sweep (ICS) accounts as customer-related deposits.  The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $327.8 million and $236.7 million in CDARS and ICS accounts at December 31, 2016 and 2015, respectively.

The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		average		average		average
	Average	interest	Average	interest	Average	interest
(in thousands)	balance	rate %	balance	rate %	balance	rate %
Money market	$842,870	0.27%	$758,389	0.28%	$610,525	0.32%
Interest-bearing demand	604,799	0.15%	585,241	0.13%	488,255	0.18%
Savings	18,904	0.05%	18,015	0.06%	15,140	0.07%
Certificates of deposit	154,362	0.40%	175,482	0.42%	229,511	0.44%
Total interest-bearing deposits	1,620,935	0.24%	1,537,127	0.24%	1,343,431	0.29%
Noninterest-bearing demand accounts	1,239,819	-%	1,077,283	-%	993,685	-%
Total deposits	$2,860,754	0.13%	$2,614,410	0.14%	$2,337,116	0.17%

Maturities of CDs of $100,000 and more at December 31, 2016, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$48,517
Over three months through six months	35,472
Over six months through 12 months	31,709
2018	7,627
2019	2,475
2020	1,874
2021	735
Total	$128,409

Deposits overall increased $288.1 million or 10.5% and $249.4 million or 10.0% to $3.0 billion and $2.7 billion at December 31, 2016 and 2015, respectively.  CDs decreased $1.2 million or (0.8)% and $58.0 million or (27.5)% at December 31, 2016 and 2015, respectively.  The Company has intentionally priced CDs out of its portfolio due to the relatively high cost of these deposits.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 90 days or less, and a line of credit with the FHLB typically used as an overnight borrowing source.

The following table sets forth information relating to our short-term borrowings during the years ended December 31, 2016, 2015 and 2014. See the Liquidity and Capital Resources section below and Note 8 to the consolidated financial statements for further discussion.

	At or for the year ended December 31,
(in thousands)	2016	2015	2014
Federal funds purchased
Balance at end of period	$-	$-	$-
Average balance outstanding for the period	2,038	1,250	9,290
Maximum amount outstanding at any month end during the period	16,443	7,841	96,044
Weighted average interest rate for the period	0.68%	0.32%	0.40%
Weighted average interest rate at period end	-%	-%	-%
FHLB overnight advances
Balance at end of period	$106,230	$132,000	$112,469
Average balance outstanding for the period	82,803	61,078	104,213
Maximum amount outstanding at any month end during the period	235,000	132,000	260,000
Weighted average interest rate for the period	0.55%	0.29%	0.24%
Weighted average interest rate at period end	0.72%	0.48%	0.25%
Securities sold under agreements to repurchase
Balance at end of period	$27,639	$47,459	$49,976
Average balance outstanding for the period	45,967	57,280	83,543
Maximum amount outstanding at any month end during the period	71,014	68,613	115,309
Weighted average interest rate for the period	0.06%	0.06%	0.18%
Weighted average interest rate at period end	0.07%	0.06%	0.08%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2016, 2015 and 2014.  The Company uses Customer Repurchases as a way to enhance our customers' interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2016	$46,615	$34,754	$57,400	$44,985
2015	54,707	61,626	60,687	52,090
2014	104,534	79,615	92,429	58,007

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2016	$39,141	$37,908	$52,114	$27,639
2015	58,814	58,328	62,182	47,459
2014	89,521	74,565	76,041	49,976

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2016	$51,225	$37,908	$71,014	$56,709
2015	59,920	68,613	62,182	53,014
2014	115,309	81,700	112,371	61,803

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2016	2015
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable ($60,000 face amount)	$59,111	$59,031

For a discussion of long-term debt and for certain financial information for each issuance, see Note 9 – Long-Term Debt.

Results of Operations

The following table presents, for the periods indicated, certain information related to our results of operations, followed by discussion of the major components of revenues, expense and performance.

During the first quarter of 2015, the Company ceased the operations of its investment banking division.  The table below reports, for all periods presented, the results of operations associated with this business line as discontinued operations, net of tax. See Note 2 – Discontinued Operations for additional information.

	For the year ended December 31,			2016 vs 2015		2015 vs 2014
				Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
INCOME STATEMENT DATA
Interest income	$127,782	$121,266	$114,317	$6,516	5.4%	$6,949	6.1%
Interest expense	11,731	9,590	8,429	2,141	22.3%	1,161	13.8%
Net interest income before provision for loan losses	116,051	111,676	105,888	4,375	3.9%	5,788	5.5%
Provision for loan losses	(2,101)	6,420	(4,155)	(8,521)	(132.7)%	10,575	254.5%
Net interest income after provision for loan losses	118,152	105,256	110,043	12,896	12.3%	(4,787)	(4.4)%
Noninterest income	34,160	30,667	27,909	3,493	11.4%	2,758	9.9%
Noninterest expense	105,231	100,177	94,136	5,054	5.0%	6,041	6.4%
Income before taxes	47,081	35,746	43,816	11,335	31.7%	(8,070)	(18.4)%
Provision for income taxes	12,182	9,606	15,018	2,576	26.8%	(5,412)	(36.0)%
Net income from continuing operations	34,899	26,140	28,798	8,759	33.5%	(2,658)	(9.2)%
Net income (loss) from discontinued operations, net of tax	-	(71)	209	71	100.0%	(280)	(134.0)%
Net income	$34,899	$26,069	$29,007	$8,830	33.9%	$(2,938)	(10.1)%

Basic earnings per common share from continuing operations	$0.84	$0.63	$0.69
Diluted earnings per common share from continuing operations	$0.84	$0.62	$0.69
Basic earnings (loss) per common share from discontinued operations	$-	$-	$0.01
Diluted earnings (loss) per common share from discontinued operations	$-	$-	$0.01
Basic earnings per common share	$0.84	$0.63	$0.70
Diluted earnings per common share	$0.84	$0.62	$0.70
Cash dividends declared per common share	$0.19	$0.17	$0.15

Earnings Performance. Net income for the year ended December 31, 2016 was $34.9 million, a 33.9% increase from $26.1 million a year earlier.  Return on average assets increased to 1.02% for 2016 compared to 0.83% a year earlier.  Return on average shareholders’ equity also increased for 2016 to 12.15% from 8.77% in 2015.  The financial improvement in 2016 was due to an increase in net interest income of $4.4 million and a decrease of $8.5 million in the provision for loan losses in 2016 over 2015.

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

Earnings per common share on a diluted basis (from continuing operations) for the year ended December 31, 2016, 2015 and 2014, was $0.84, $0.62 and $0.69, respectively.

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

The majority of our assets are interest-earning and our liabilities are interest-bearing.  Accordingly, changes in interest rates may impact our net interest margin. The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  The target federal funds rate was held at a range of 0-25 basis points between December 2008 and December 2015.  On December 17, 2015, the FOMC increased the target rate to 25-50 basis points, the first increase since June 2006.  The target rate was increased again in December 2016 to 50-75 basis points.  As the Company is asset sensitive, low rates negatively impact the Company’s earnings and net interest margin and the Company will benefit as the target rate increases.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31,
	2016			2015			2014
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
(in thousands)	balance	or paid	cost (3)	balance	or paid	cost (3)	balance	or paid	cost (3)
Assets
Federal funds sold and other	$32,437	$166	0.51%	$24,142	$58	0.24%	$20,518	$102	0.50%
Investment securities (1)	483,328	13,412	2.77%	499,219	13,935	2.79%	522,822	15,742	3.01%
Loans (1)(2)	2,793,516	121,735	4.36%	2,517,766	112,994	4.49%	2,259,265	102,281	4.53%
Total interest-earning assets	$3,309,281	$135,313	4.09%	$3,041,127	$126,987	4.18%	$2,802,605	$118,125	4.21%

Noninterest-earning assets	126,422			108,183			122,563
Total assets	$3,435,703			$3,149,310			$2,925,168

Liabilities and Shareholders' Equity
Deposits
Money market	$842,870	$2,298	0.27%	$758,389	$2,102	0.28%	$610,525	$1,954	0.32%
Interest-bearing demand	604,799	934	0.15%	585,241	789	0.13%	488,255	886	0.18%
Savings	18,904	10	0.05%	18,015	10	0.06%	15,140	10	0.07%
Certificates of deposit
Reciprocal	43,728	81	0.19%	45,187	99	0.22%	69,465	222	0.32%
Under $100	20,684	77	0.37%	22,687	90	0.40%	25,888	110	0.42%
$100 and over	89,950	454	0.50%	107,608	550	0.51%	134,158	685	0.51%
Total interest-bearing deposits	$1,620,935	$3,854	0.24%	$1,537,127	$3,640	0.24%	$1,343,431	$3,867	0.29%
Other borrowings
Securities sold under agreements to repurchase	45,967	28	0.06%	57,280	36	0.06%	83,543	154	0.18%
Other short-term borrowings	84,841	466	0.55%	62,328	178	0.29%	113,504	286	0.25%
Long-term debt	131,236	7,383	5.63%	102,884	5,736	5.58%	72,166	4,122	5.71%
Total interest-bearing liabilities	$1,882,979	$11,731	0.62%	$1,759,619	$9,590	0.55%	$1,612,644	$8,429	0.52%
Noninterest-bearing demand accounts	1,239,819			1,077,283			993,685
Total deposits and interest-bearing liabilities	3,122,798			2,836,902			2,606,329
Other noninterest-bearing liabilities	25,578			15,228			23,362
Total liabilities	3,148,376			2,852,130			2,629,691
Total equity	287,327			297,180			295,477
Total liabilities and equity	$3,435,703			$3,149,310			$2,925,168
Net interest income - taxable equivalent		$123,582			$117,397			$109,696
Net interest spread			3.47%			3.63%			3.69%
Net interest margin			3.73%			3.86%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities	175.75%			172.83%			173.79%

(1)	Interest earned has been adjusted to reflect tax-exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income were $6.0 million, $5.7 million and $5.5 million in 2016, 2015 and 2014, respectively. Nonaccrual loans are included in average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	2016 vs 2015			2015 vs 2014
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$20	$88	$108	$18	$(62)	$(44)
Investment securities	(444)	(79)	(523)	(711)	(1,096)	(1,807)
Loans	12,375	(3,634)	8,741	11,703	(990)	10,713
Total interest-earning assets	$11,951	$(3,625)	$8,326	$11,010	$(2,148)	$8,862

Interest-bearing liabilities
Money market deposits	$234	$(38)	$196	$473	$(325)	$148
Interest-bearing demand	26	119	145	176	(273)	(97)
Savings deposits	-	-	-	2	(2)	-
Certificates of deposit	(101)	(26)	(127)	(227)	(51)	(278)
Other borrowings
Securities sold under agreements to repurchase	(7)	(1)	(8)	(48)	(70)	(118)
Other short-term borrowings	64	224	288	(129)	21	(108)
Long-term debt	1,581	66	1,647	1,755	(141)	1,614
Total interest-bearing liabilities	$1,797	$344	$2,141	$2,002	$(841)	$1,161
Net increase (decrease) in net interest income - taxable equivalent	$10,154	$(3,969)	$6,185	$9,008	$(1,307)	$7,701

Average interest-earning assets increased $268.2 million to $3.31 billion at December 31, 2016.  The loan portfolio increased $275.8 million in 2016, while the investment portfolio declined $15.9 million, the sixth consecutive year the investment portfolio has declined.  Based on the steepening of the yield curve at the end of 2016, the Company expects to expand the investment portfolio in 2017.  Taxable-equivalent interest income grew $6.2 million due to the growth in interest-earning assets, primarily in the loan portfolio.  In addition, net interest income included 366 days in 2016 due to the leap year, compared to 365 days in 2015.  The yield on earning assets declined nine basis points, from 4.18% to 4.09% in 2016, primarily due to a lower yield on the loan portfolio.  In October 2016, the Company entered into two interest-rate swaps to hedge the cash flows on a portion of its LIBOR-based loan portfolio.  The swaps have a weighted average term of six years and a combined notional value of $100.0 million.  The Company pays a variable rate based on 1-month LIBOR and receives a weighted average fixed-rate of 1.20%.

Average interest-bearing liabilities increased $123.4 million during 2016 to $1.88 billion.  The increase was due to an $83.8 million increase in interest-bearing deposits and a $39.6 million net increase in Customer Repurchases and short/long-term borrowings. The average cost of liabilities increased in 2016, to 0.62%, from 0.55% in 2015.  The increase in the yield on interest-bearing liabilities was primarily due to the increase in the target federal funds rate in December 2015, which increased short-term borrowing costs in 2016.

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

The Company has executed a series of interest-rate swap transactions designated as cash flow hedges. The swaps fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  The weighted average interest rate paid (fixed-rate) was 5.43%, 5.48% and 5.73% in 2016, 2015 and 2014, respectively.  The decline in the rate during 2015 and 2016 was due to the maturity of a swap in early 2015 with a fixed-rate of 6.04% that was replaced with a new swap with a fixed-rate of 4.99%.  The remaining contractual maturities of the swaps vary between 4 and 8 years.  Certain terms of the cash flow hedges are as follows:

(in thousands)	Notional amount	Fixed-rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan Losses.  The following table presents provision for loan losses for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,			2016 vs 2015		2015 vs 2014
				Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount %		Amount %
Provision for loan losses	$(2,101)	$6,420	$(4,155)	$(8,521)	(132.7)%	$10,575	254.5%

The Company recorded a loan loss provision of ($2.1) million, $6.4 million, and ($4.2) million during 2016, 2015, and 2014, respectively.  The decrease in the provision for loan losses in 2016 was primarily due to the reversal of a $2.3 million specific reserve on an impaired credit, recoveries of $2.5 million and a decrease in multi-family lending, a category with a higher reserve allocation.  Partially offsetting these items were loan growth and a $6.8 million increase in classified loans in 2016.

In 2015, the loan loss provision was the result of one large credit with a balance at December 31, 2015 of $11.2 million and a specific reserve of $7.2 million, which resolved in 2016.  Resolution of this credit in 2016 included payments of $6.3 million, a net charge-off of $4.9 million and the release of a $2.3 million specific reserve recorded in 2015.

Nonperforming loans to total loans were 0.11%, 0.60%, and 0.38% at December 31, 2016, 2015 and 2014, respectively.   At December 31, 2016, the allowance for loan and credit losses was $33.3 million or 1.13% of total loans compared to $40.7 million or 1.51% of total loans at December 31, 2015.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,			2016 vs 2015		2015 vs 2014
NONINTEREST INCOME				Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Service charges	$6,059	$5,862	$5,598	$197	3.4%	$264	4.7%
Investment advisory income	5,714	5,832	5,736	(118)	(2.0)%	96	1.7%
Insurance income	12,568	12,047	11,150	521	4.3%	897	8.0%
Other income	9,819	6,926	5,425	2,893	41.8%	1,501	27.7%
Total noninterest income	$34,160	$30,667	$27,909	$3,493	11.4%	$2,758	9.9%

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period over period.  As the earnings credit rate increases, the amount of cash fees paid for service charges decreases.  In the fourth quarter of 2016, the Company evaluated and increased the rates assessed for treasury management services.

Investment Advisory Income.  Investment advisory income decreased $0.1 million or 2.0% to $5.7 million for the year ended December 31, 2016.  For the year ended December 31, 2015, advisory income increased $0.1 million or 1.7% to $5.8 million compared to 2014.  Revenue from this source is generally a function of the value of Assets Under Management (AUM) on the last day of each quarter.  Discretionary AUM at December 31, 2016 and 2015 were $844.5 million and $859.2 million, respectively. Average AUM was $831.8 million, $876.0 million and $844.0, in 2016, 2015 and 2014, respectively.  Revenue from investment  advisory income benefits from market appreciation and is negatively impacted from market depreciation.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C. Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  For the years ended December 31, 2016, 2015, and 2014, revenue earned from the insurance segment was composed of the following:

	2016	2015	2014
Benefits consulting	58.7%	54.6%	53.1%
Property and casualty	41.3%	45.4%	46.9%

In 2015 and 2016, the average P&C rate for the industry has declined.  As our revenue is typically derived as percentage of the premium, this has negatively impacted revenue.  At the same time, the Company’s benefits consulting division has continued to grow.  The combination of these two factors has caused the shift in the percentage of revenue in the table above.

Other Income.  Other income is composed of changes in the cash surrender value of BOLI, earnings on other investments, loan and commitment fees, merchant and bankcard fees, customer swap fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income increased $2.9 million to $9.8 million during the year ended December 31, 2016, compared to a $1.5 million increase to $6.9 million during the year ended December 31, 2015.  The increase in 2016 is due to a $1.2 million increase in other investments and a $1.0 million increase in customer swap fees.  Other investments consist primarily of funds licensed as Small Business Investment Companies.  The Company’s income from these funds will vary based on transactions occurring within the funds.  Income from customer swap fees increased in 2016 as our customers locked in lending rates through the use of swaps due to the potential for higher interest rates.

The increase in other income in 2015 compared to 2014 was due to a realized a loss on other investments during 2014, which caused most of the year-over-year variance.

Noninterest Expense.  The following table presents noninterest expense for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,			2016 vs 2015		2015 vs 2014
NONINTEREST EXPENSES				Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Salaries and employee benefits	$71,471	$69,526	$66,008	$1,945	2.8%	$3,518	5.3%
Occupancy expenses, premises and equipment	14,966	13,079	13,100	1,887	14.4%	(21)	(0.2)%
Amortization of intangibles	600	600	597	-	-%	3	0.5%
FDIC and other assessments	1,692	1,813	1,737	(121)	(6.7)%	76	4.4%
Other real estate owned and loan workout costs	512	388	1,066	124	32.0%	(678)	(63.6)%
Net gain on securities, other assets and other real estate owned	(121)	(369)	(2,597)	248	67.2%	2,228	85.8%
Other expense	16,111	15,140	14,225	971	6.4%	915	6.4%
Total noninterest expense	$105,231	$100,177	$94,136	$5,054	5.0%	$6,041	6.4%

Our efficiency ratio on a taxable equivalent basis was 66.8% for the year ended December 31, 2016, compared to 67.9% and 70.3% for 2015 and 2014, respectively (see non-GAAP reconciliation included in Item 6. Selected Financial Data).  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  In 2016 and 2015, the Company was successful in improving its operating leverage by growing net interest income while limiting the growth in expenses.  The Company maintains its goal of reducing the efficiency ratio over the next few years and is committed to exploring cost-reduction strategies.  Further increases in the federal funds target rate by the FOMC would benefit the Company’s net interest income and efficiency ratio.

Salaries and Employee Benefits. The Company’s full-time equivalent employee base at the end of 2016 was 533 compared to 532 in 2015.

Salaries and employee benefits increased $1.9 million or 2.8% during the year ended December 31, 2016.  Contributing to the increase in 2016 was a $0.9 million increase in salaries and commission expense, $0.6 million increase in 401(k) matching expense and a $0.5 million increase in insurance benefits.  Salaries increased by the annual cost of living and merit increases effective in the second quarter of 2016, offset by a decrease in severance expense in 2016.  The Company has a 401(k) matching program that is based on the overall profitability of the Company.  Based on the Company’s financial performance in 2016, an additional match of $0.5 million was made in 2016 that was not made in 2015.  The Company is partially self-insured on its medical and dental programs.  Insurance benefits will vary based on participant claims.  In 2016, the Company’s participants experienced several large claims that increased our insurance expense.

Salaries and employee benefits increased $3.5 million or 5.3% during the year ended December 31, 2015.  Included in the increase is approximately $1.0 million in severance expense the Company incurred in the fourth quarter of 2015 related to the termination of certain positions.  Salaries were also impacted by the annual cost of living and merit increases effective in the second quarter of 2015.

Included in salaries and employee benefits is expense related to share-based compensation used to retain existing employees and to recruit new employees.  The Company expects to continue using share-based compensation in the future as it is considered an important part of overall compensation.  Costs associated with the plan are influenced by the number of participants in the Company’s stock bonus pool and the proportion of incentive compensation paid in cash versus stock.

Occupancy Expenses, Premises and Equipment.  Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  Occupancy costs increased $1.9 million or 14.4% during the year ended December 31, 2016.  In January 2016, the Company signed a new lease agreement for its principal executive offices and recognized seven months of expense related to the lease in 2016, in addition to a full year of expense on the former principal executive office lease that terminated on December 31, 2016.  Occupancy costs in 2015 were flat compared with 2014.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  The decrease in 2016 was due to a statutory reduction in assessment rates in the second half of 2016.  FDIC and other assessments slightly increased in 2015 due to growth in the Company’s balance sheet.

Other Real Estate Owned and Loan Workout Costs. Carrying costs and workout expenses of nonperforming loans and OREO increased $0.1 million in 2016 and decreased $0.7 million in 2015.  These costs are related to the level of nonperforming assets.  The Company has seen a general decline in workout expenses in recent years.

Net Gain on Securities, Other Assets and Other Real Estate Owned. The Company recognized gains on securities, other assets and OREO of $0.1 million, $0.4 million and $2.6 million in 2016, 2015 and 2014, respectively.  The (gain) loss on securities, other assets and real estate owned was comprised of the following:

	(Gain) loss for the year ended December 31,			Increase (decrease)
(in thousands)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Investment securities	$(94)	$(318)	$(1,154)	$224	$836
OREO and repossessed assets	-	(69)	(1,459)	69	1,390
Other	(27)	18	16	(45)	2
	$(121)	$(369)	$(2,597)	$248	$2,228

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

Other Expense. Other operating expenses increased $1.0 million and $0.9 million, or 6.4%, in 2016 and 2015, respectively.  The increase in 2016 was partially due to an increase in professional service costs related to the Company’s process and efficiency evaluations conducted in 2016.  The Company has continued to see an increase in expenses in this area due to ongoing regulatory compliance and information technology projects. The increase in 2015 was primarily due to a $1.0 million increase in contract and professional service costs.

Federal Income Taxes. The effective tax rate was 25.9%, 26.9%, and 34.3% for 2016, 2015, and 2014, respectively.  The decrease in the effective tax rate in 2016 and 2015 was due to growth in the Company’s tax-exempt loan and investment portfolios.  In addition, the early adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, reduced the effective tax rate approximately 1% in 2016.

Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income are the primary activities impacting the effective tax rate in each year.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines, and Corporate Support and Other.  See Note 19 – Segments for additional discussion regarding segments.  Certain financial metrics of each operating segment are presented below.

Commercial Banking.

	Commercial Banking			2016 vs 2015		2015 vs 2014
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Income Statement
Net interest income	$122,976	$115,949	$109,494	$7,027	6.1%	$6,455	5.9%
Provision for loan losses	(1,816)	6,837	(3,346)	(8,653)	(126.6)%	10,183	304.3%
Noninterest income	14,050	11,427	9,940	2,623	23.0%	1,487	15.0%
Noninterest expense	38,159	37,849	35,602	310	0.8%	2,247	6.3%
Provision for income taxes	32,606	27,679	30,926	4,927	17.8%	(3,247)	(10.5)%
Net income before management fees and overhead allocations	68,077	55,011	56,252	13,066	23.8%	(1,241)	(2.2)%
Management fees and overhead allocations, net of tax	27,912	25,225	23,988	2,687	10.7%	1,237	5.2%
Net income	$40,165	$29,786	$32,264	$10,379	34.8%	$(2,478)	(7.7)%

The Commercial Banking segment reported net income of $40.2 million and $29.8 million during 2016 and 2015, respectively. Volume increases in our interest earning assets was the primary reason for the increase in net interest income.  Average loans were $275.8 million higher in 2016 than in 2015, which muted the effect of lower yields on interest-earning assets.  Asset quality improvements and recoveries on charged-off loans resulted in a loan loss provision reversal of $1.8 million.  Noninterest income grew in 2016, primarily due to $1.2 million in fees generated from the sale of interest rate swaps.

The Commercial Banking segment reported net income of $29.8 million and $32.3 million during 2015 and 2014, respectively. Lower net income in 2015 resulted from a higher provision for loan losses which increased $10.2 million in 2015 compared to 2014, more than offsetting higher net interest income and noninterest income. Average loans in 2015 grew 11%, driving higher net interest income while average yields on interest-earning assets declined 3 basis points.  The higher provision for loan losses in 2015 was largely driven by the impairment of a single loan during the fourth quarter as well as overall growth in the portfolio.  Noninterest expense for 2015 included a $1.0 million charge relating to severance payments incurred at the end of the year as several positions were eliminated in the segment.

Fee-Based Lines.

	Fee-Based Lines			2016 vs 2015		2015 vs 2014
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Income Statement
Net interest income	$(23)	$(42)	$(35)	$19	45.2%	$(7)	(20.0)%
Noninterest income	18,282	17,879	16,886	403	2.3%	993	5.9%
Noninterest expense	17,422	16,331	15,140	1,091	6.7%	1,191	7.9%
Provision for income taxes	372	643	690	(271)	(42.1)%	(47)	(6.8)%
Net income before management fees and overhead allocations	465	863	1,021	(398)	(46.1)%	(158)	(15.5)%
Income from discontinued operations	-	(71)	209	71	100.0%	(280)	(134.0)%
Management fees and overhead allocations, net of tax	1,673	1,334	1,115	339	25.4%	219	19.6%
Net income (loss)	$(1,208)	$(542)	$115	$(666)	(122.9)%	$(657)	(571.3)%

During the first quarter of 2015, the Company ceased operations of GMB, a provider of investment banking services that was a component of the Fee-Based Lines segment.  The decision was based in part by  increasing regulatory compliance costs related to maintaining GMB’s broker-dealer license and earnings volatility which was highly dependent on deal volume.  Results for GMB for all periods presented have been reclassified as discontinued operations.  See Note 2 – Discontinued Operations for additional discussion.

Net loss in the Fee-Based Lines segment increased $0.7 million in 2016 compared to 2015.  Lower investment advisory and insurance revenue coupled with higher salary and benefit costs contributed to the net loss in 2016.   At December 31, 2016, AUM decreased $14.7 million during 2016 to $844.5 million from

$859.2 million at the end of 2015.  Average AUM in 2016 was $831.8 million compared to $876.0 million in 2015.  Noninterest expense in the segment is predominately compensation-related, which is primarily variable and directly related to revenue.  However, as the Company invests in new production staff, compensation as a percentage of revenue for those employees is higher in the earlier years until those new producers build a revenue base.

Net income before allocations and discontinued operations in the Fee-Based Lines segment declined 15.5% in 2015 compared to 2014.  Noninterest income growth was driven primarily by insurance revenue which increased $0.9 million during the year.  AUM of $859.2 million at December 31, 2015 was unchanged from the end of 2014.  Noninterest expense in the segment is predominately compensation-related.  Compensation costs in 2015 increased, in part, due to higher revenue and investments in new personnel.  In addition, the segment also experienced a $0.1 million increase in professional and service contract expense in 2015 over 2014.

Corporate Support and Other.

	Corporate Support and Other			2016 vs 2015		2015 vs 2014
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2016	2015	2014	Amount	%	Amount	%
Income Statement
Net interest income	$(6,902)	$(4,231)	$(3,571)	$(2,671)	(63.1)%	$(660)	(18.5)%
Provision for loan losses	(285)	(417)	(809)	132	31.7%	392	48.5%
Noninterest income	1,828	1,361	1,083	467	34.3%	278	25.7%
Noninterest expense	49,650	45,997	43,394	3,653	7.9%	2,603	6.0%
Benefit for income taxes	(20,796)	(18,716)	(16,598)	(2,080)	(11.1)%	(2,118)	(12.8)%
Net loss before management fees and overhead allocations	(33,643)	(29,734)	(28,475)	(3,909)	(13.1)%	(1,259)	(4.4)%
Management fees and overhead allocations, net of tax	(29,585)	(26,559)	(25,103)	(3,026)	(11.4)%	(1,456)	(5.8)%
Net loss	$(4,058)	$(3,175)	$(3,372)	$(883)	(27.8)%	$197	5.8%

The Corporate Support and Other segment consists of activities of the parent company (Parent); non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, audit and compliance, information technology, Special Assets Group, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.

The segment reported a net loss of $4.1 million in 2016 compared to a net loss of $3.2 million in the prior year.  Lower net interest income was the result of additional interest expense of $1.7 million in 2016 relating to the Notes and lower interest income due to a prior-year recapture of $1.0 million of interest income on problem loan resolutions.  Higher salary, health insurance, facility rents and service contract costs resulted in an increase in noninterest expense during 2016.

For the year ended December 31, 2015, the segment reported a net loss of $3.2 million, an improvement of $0.2 from the prior year.  Net interest expense for 2015 increased due the issuance of $60.0 million of Notes in June 2015, leading to an incremental increase in interest expense of $1.8 million in 2015.  Proceeds of the issuance were used to redeem all $57.4 million of outstanding preferred stock issued under the U.S. Treasury’s SBLF program.  Offsetting higher interest costs was a recapture of interest income relating to problem loan resolutions in the first quarter of 2015. Increased noninterest expense in 2015 is primarily compensation-related.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $96.1 million at December 31, 2016, compared to $67.3 million at December 31, 2015.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 96.8% at December 31, 2016, from 98.4% at December 31, 2015.  At December 31, 2016 and 2015, the Company had $106.2 million and $132.0 million in outstanding wholesale borrowings, respectively.  Average wholesale borrowings were $84.8 million and $62.3 million during the years ended December 31, 2016 and 2015.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2016, the Bank has approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $170.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans.

Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at December 31, 2016, totaled $659.0 million or 19.0% of the Company’s earning assets.  Available funding comprised $170.0 million of federal fund lines and $489.0 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The Company also maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at December 31, 2016.  The line of credit has a one year term and matures in May 2017.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years.  In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2016, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its Fee-Based Lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 17 – Regulatory Matters).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At December 31, 2016, the Company had a liquidity position that exceeds the policy limit, and we believe the Company has the ability to continue paying dividends.

Net loss from discontinued operations for the year ended December 31, 2015 was $0.1 million, which reasonably approximated the cash flows of those operations not separately stated in the Company’s consolidated statements of cash flows.

Shareholders’ equity was $302.3 million and $273.5 million at December 31, 2016 and 2015, respectively.  Changes in shareholders’ equity are due to the following:

	For the year ended December 31,
(in thousands)	2016	2015
Beginning balance	$273,536	$308,769
Stock-based compensation	3,213	3,324
Options and restricted stock, net	1,227	1,058
Redemption of preferred stock	-	(57,366)
Dividends paid-common	(7,858)	(6,953)
Dividends paid-preferred	-	(320)
Other comprehensive loss, net of tax	(2,717)	(1,045)
Other	10	-
Net income	34,899	26,069
Ending balance	$302,310	$273,536

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

We are subject to minimum risk-based capital limitations as set forth by federal banking regulations at both the consolidated Company level and the Bank level. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments in excess of one year and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. For purposes of the risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1,” “Additional Tier 1” and “Tier 2” capital elements. Common Equity Tier 1 consists of common stock, related surplus and retained earnings.  Additional Tier 1 capital includes, with certain restrictions, noncumulative perpetual preferred stock, certain grandfathered regulatory capital instruments and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinated debt, certain maturing capital instruments, and the allowance for loan and credit losses.

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At December  31, 2016, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At December  31, 2016, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

See Note 17 – Regulatory Matters for additional capital ratio disclosure.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at December 31, 2016 that are grandfathered under Basel III.  The rules for non-advanced approaches banks and financial institutions like the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2016:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
FHLB overnight funds purchased (1)	$106,230	$-	$-	$-	$106,230
Repurchase agreements (1)	27,639	-	-	-	27,639
Operating lease obligations	5,123	8,751	5,383	14,094	33,351
Long-term debt obligations (2)(3)	7,274	14,547	11,467	146,590	179,878
Total contractual obligations	$146,266	$23,298	$16,850	$160,684	$347,098

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed-rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 - Derivatives) and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable-rate applicable to the junior subordinated debentures as of the date of this report is 3.32% and ranges from 2.45% to 3.94%.

(3)

Principal repayment of the Notes issued in June 2015 is assumed to be at the contractual maturity, currently beyond five years. Interest on the Notes is calculated at an annual fixed-rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to 3-month LIBOR plus 317 basis points. No estimate of interest payments during the floating rate period is included in the preceding table.

The contractual amount of the Company's financial instruments with off-balance sheet risk, expiring by period at December 31, 2016, is presented below:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Unfunded loan commitments	$667,214	$230,219	$37,202	$17,287	$951,922
Standby letters of credit	23,160	3,228	33	110	26,531
Commercial letters of credit	100	-	-	-	100
Unfunded commitments for unconsolidated investments	6,664	-	-	-	6,664
Company guarantees	2,372	-	-	755	3,127
Total commitments	$699,510	$233,447	$37,235	$18,152	$988,344

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

Approximately $70.6 million of total commitments at December 31, 2016 represent commitments to extend credit at fixed-rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2016, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by ALCO, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings.  ALCO also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact of changes in interest rates on net interest income under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at December 31, 2016, as adjusted by rate changes upward of up to 300 basis points ramped over a 12-month period.  Due to the current interest rate environment, the FOMC has a 50-75 basis point target federal funds rate at December 31, 2016, with prime set at 300 basis points above the FOMC target.  Accordingly, the downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at December 31, 2016 will remain constant; and (ii) that changes in market rates are parallel and instantaneous across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

	Change in interest rates in basis points
	- 200	- 100	0	+ 100	+ 200	+ 300
Impact on:
Net interest income	n/a	(2.3)%	-%	2.4%	4.3%	6.3%
Market value of equity	n/a	(16.7)%	-%	12.4%	22.0%	29.3%

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2016, our cumulative interest rate gap was a positive 39.9%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change.

Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of our interest-earning assets and interest-bearing liabilities at December 31, 2016. All amounts in the table are based on contractual repricing schedules, as adjusted for interest-rate hedges. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 – Fair Value Measurements.

	Estimated maturity or repricing at December 31, 2016
		Three months
	Less than	to less than	One to	Over
(in thousands)	three months	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$26,717	$-	$-	$-	$26,717
Fixed-rate loans, gross	23,745	97,918	618,334	573,732	1,313,729
Floating-rate loans, gross	875,643	57,327	531,905	155,501	1,620,376
Investment securities held to maturity and available for sale	182,579	55,400	93,357	167,686	499,022
Total interest-earning assets	$1,108,684	$210,645	$1,243,596	$896,919	$3,459,844

Interest-bearing liabilities:
Interest-bearing demand	$8,096	$24,287	$80,618	$601,061	$714,062
Money market	3,686	11,059	772,899	74,212	861,856
Savings	90	270	151	19,050	19,561
Time deposits under $100	7,892	11,929	3,540	71	23,432
Time deposits $100 and over	48,517	67,180	12,712	-	128,409
Securities sold under agreements to repurchase	27,639	-	-	-	27,639
Other short-term borrowings	106,230	-	-	-	106,230
Subordinated notes payable	-	-	-	59,111	59,111
Subordinated debentures	-	-	-	72,166	72,166
Total interest-bearing liabilities	$202,150	$114,725	$869,920	$825,671	$2,012,466

Interest rate gap	$906,534	$95,920	$373,676	$71,248	$1,447,378

Cumulative interest rate gap	$906,534	$1,002,454	$1,376,130	$1,447,378

Cumulative interest rate gap to total assets	24.97%	27.61%	37.91%	39.87%

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

The following table presents, at December 31, 2016, loans by maturity or repricing in each major category of our portfolio. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2016
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$478,938	$416,636	$322,158	$1,217,732
Real estate - mortgage	359,682	564,360	247,081	1,171,123
Construction & land	139,448	33,527	1,476	174,451
Consumer	75,939	109,611	81,463	267,013
Other	626	26,105	77,055	103,786
Total loans	$1,054,633	$1,150,239	$729,233	$2,934,105

Of the $1.88 billion of loans with maturities or repricing of one year or more, approximately $1.19 billion were fixed-rate loans and $687.4 million were variable-rate loans at December 31, 2016.

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

Information on outstanding interest rate swaps at December 31, 2016 is as follows:

Swap Effective Date	Maturity date	Fixed-rate	Notional	Fair market value
(in thousands)
November 1, 2016	November 1, 2021	1.12%	$50,000	$(1,570)
November 1, 2016	November 1, 2023	1.29%	50,000	(2,324)
Total			$100,000	$(3,894)

Since 2009, the Company has managed a series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions was to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements in effect at December 31, 2016, have a total notional value of $70.0 million, fix the interest rates between 5.0% and 6.0% and mature over varying lengths of time from four to eight years.

The Company has initiated certain interest-rate swap transactions designated as fair value hedges under ASC 815.  The objective of these transactions is to exchange interest payments received on fixed-rate loans for variable-rate payments.  At December 31, 2016, the notional value of these swaps was $62.4 million.

During the years ended December 31, 2016, 2015 and 2014, net interest income decreased $2.1 million, $2.0 million and $2.0 million, respectively, from settlement of the interest-rate swaps.

The Company has initiated foreign exchange forward contracts to mitigate exposure to foreign exchange rate risk on foreign currency holdings.  Foreign currencies held include the British pound;  Euro;  Swiss franc;  Mexican peso;  Japanese yen;  and Australian, New Zealand and Canadian dollars.  At December 31, 2016, the aggregate notional value of the foreign currency forwards was $4.5 million and all contracts settle within three months or less of date of this report.  The effect of foreign currency forwards on noninterest income was immaterial for the years ending December 31, 2016, 2015 and 2014.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements, the reports thereon, and the notes thereto beginning at page F-1 of this Form 10-K, which financial statements, reports, notes and data are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s CEO and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s CEO and CFO concluded the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms;  and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2016, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Shareholders (the 2017 Proxy Statement) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in our 2017 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in our 2017 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the Company’s 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2016 and 2015;

Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014;

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014;

Consolidated Statements of Equity for the Years Ended December 31, 2016, 2015 and 2014;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014;

Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2016, 2015 and 2014.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Registrant.		SB-2	333-50037	3.1	4/14/1998
3.2	Amendment to Articles of Incorporation.		8-K	001-15955	3.2	3/23/2001
3.3	Amendment to Articles of Incorporation.		10-Q	001-15955	3.3	8/14/2002
3.4	Amendment to Articles of Incorporation.		DEF 14A	001-15955		4/14/2005
3.5	Amended and Restated Bylaws of the Registrant.		8-K	001-15955	3	12/18/2006
3.6	Amendment to Articles of Incorporation.		10-Q	001-15955	3.7	8/9/2007
3.7	Amendment to Articles of Incorporation.		8-K	001-15955	3.1	12/23/2008
3.8	Amendment to Articles of Incorporation.		8-K	001-15955	3.1	9/9/2011
3.9	Amendment to Articles of Incorporation		DEF 14A	001-15955		4/4/2014
4.1	Form of the Warrant to Purchase 895,968 shares of Common Stock originally issued December 19, 2008 to the United States Department of the Treasury (original warrant holder) and subsequently transferred on November 23, 2011 to CSS LLC.		10-K	001-15955	4.5	3/8/2012
4.2	Form of Subordinated Indenture, to be dated as of June 25, 2015.		8-K	001-15955	4.1	6/25/2015

4.3		Form of First Supplemental Indenture, to be dated as of June 25, 2015.		8-K	001-15955	4.2	6/25/2015
10.1	†	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.		SB-2	333-50037	10.10	4/14/1998
10.2	†	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.		10-Q	001-15955	10.14	11/13/2003
10.3		Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.		10-K	001-15955	10.17	3/12/2004
10.4	†	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.		8-K	001-15955	10.1	11/24/2004
10.5	†	Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Richard J. Dalton, Evan Makovsky, Robert B. Ostertag, Noel N. Rothman, Timothy J. Travis, Mary Beth Vitale and Mary White.		8-K	001-15955	10	12/20/2006
10.6	†	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.		10-Q	001-15955	10.20	8/9/2006
10.7	†	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.		8-K	001-15955	99	3/20/2006
10.8	†	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.		10-K	001-15955	10.22	3/15/2007
10.9	†	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, and on October 27, 2011 for Bruce Schroffel.		8-K	001-15955	10.1	1/20/2009
10.10	†	Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.		10-K	001-15955	10.21	3/17/2008
10.11		Second and Third Amendments to Lease Agreement between Kesef, LLC and Colorado Business Bankshares, Inc. dated August 1, 2000.		8-K	001-15955	10.1 & 10.2	4/4/2008
10.12	†	Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.		10-Q	001-15955	10.1	7/29/2011
10.13	†	Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.		10-K	001-15955	10.29	3/8/2012
10.14	†	Incentive Compensation Plan for named executive officers.		8-K	001-15955	N/A	6/12/2012
10.15	†	Form of employment agreement, dated February 13, 2014, between CoBiz Financial Inc., and Chris Huss and Sue Hermann.		10-K	001-15955	10.23	2/14/2014
10.16	†	Amended and Restated 2005 Equity Incentive Plan		DEF 14A	001-15955		4/4/2014
10.17	†	CoBiz Financial Inc. Employee Stock Purchase Plan and Amendments		DEF 14A	001-15955		4/4/2014
10.18		Revolving credit agreement, dated June 19, 2015, between CoBiz Financial Inc. and U.S. Bank N.A.		8-K	001-15955		6/19/2015
10.19		Lease Agreement between Renshan L.P. and CoBiz Financial Inc. dated January 21, 2016.		10-K	001-15955	10.23	2/12/2016
10.20		First Amendment to Amended and Restated Credit Agreement dated June 8, 2016 between CoBiz Financial Inc., and U.S. Bank National Association.		10-Q	001-15955	10.1	7/29/2016
10.21	†	Amendment to the Amended and Restated 2005 Equity Incentive Plan		10-Q	001-15955	10.1	10/28/2016
14		Code of Conduct and Ethics.		10-K	001-15955	14	2/14/2014
21		List of subsidiaries.	X

23	Consent of Independent Registered Public Accounting firm (Crowe Horwath LLP).	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.	X
32.1	Section 1350 Certification of the Chief Executive Officer.	X
32.2	Section 1350 Certification of the Chief Financial Officer.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

† Management contract or compensatory plan or arrangement.

(b) Exhibits - See exhibit index included in Item 15(a)(3) of this Annual Report on Form 10-K.

(c) Financial Statement Schedules - See Item 15(a)(2) of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2017	CoBiz Financial Inc.

By: /s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert	Chairman of the Board and	February 21, 2017
Steven Bangert	Chief Executive Officer

/s/ Lyne B. Andrich	Executive Vice President and	February 21, 2017
Lyne B. Andrich	Chief Financial Officer

/s/ Troy R. Dumlao	Chief Accounting Officer	February 21, 2017
Troy R. Dumlao

/s/ Michael B. Burgamy	Director	February 21, 2017
Michael B. Burgamy

/s/ Evan Makovsky	Director	February 21, 2017
Evan Makovsky

/s/ Richard L. Monfort	Director	February 21, 2017
Richard L. Monfort

/s/ Douglas L. Polson	Director	February 21, 2017
Douglas L. Polson

/s/ Mary K. Rhinehart	Director	February 21, 2017
Mary K. Rhinehart

/s/ Noel N. Rothman	Director	February 21, 2017
Noel N. Rothman

/s/ Bruce H. Schroffel	Director	February 21, 2017
Bruce H. Schroffel

/s/ Timothy J. Travis	Director	February 21, 2017
Timothy J. Travis

/s/ Mary Beth Vitale	Director	February 21, 2017
Mary Beth Vitale

/s/ Mary M. White	Director	February 21, 2017
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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the 2016 consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2016, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited CoBiz Financial Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity, and cash flows of CoBiz Financial Inc. and Subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CoBiz Financial Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of CoBiz Financial Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Sherman Oaks, California

February 21, 2017

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2016 AND 2015

(in thousands, except share amounts)	2016	2015
Assets
Cash and due from banks	$69,333	$48,665
Interest-bearing deposits and federal funds sold	26,717	18,647
Total cash and cash equivalents	96,050	67,312
Investment securities available for sale (cost of $130,308 and $150,905, respectively)	132,981	153,685
Investment securities held to maturity (fair value of $363,178 and $345,576, respectively)	366,041	346,666
Other investments	11,365	12,461
Total investments	510,387	512,812
Loans - net of allowance for loan losses of $33,293 and $40,686, respectively	2,900,812	2,658,519
Intangible assets - net of amortization of $7,104 and $6,504, respectively	1,326	1,926
Bank-owned life insurance	53,674	49,373
Premises and equipment - net of depreciation of $38,269 and $39,504, respectively	11,019	6,122
Accrued interest receivable	12,223	10,362
Deferred income taxes, net	19,901	22,221
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	5,079	5,079
Other	19,842	18,041
TOTAL ASSETS	$3,630,313	$3,351,767

Liabilities
Deposits
Noninterest-bearing demand	$1,282,463	$1,180,335
Interest-bearing demand	714,062	585,524
Money market	861,856	804,777
Savings	19,561	18,078
Certificates of deposits	151,841	152,998
Total deposits	3,029,783	2,741,712
Securities sold under agreements to repurchase	27,639	47,459
Other short-term borrowings	106,230	132,000
Accrued interest and other liabilities	33,074	25,863
Subordinated notes payable - net of unamortized discount and issuance costs of $889 and $969, respectively	59,111	59,031
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,328,003	3,078,231

Commitments and contingencies - see note 16

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,555,208 and 41,122,119 issued and outstanding, respectively	411	406
Additional paid-in capital	197,758	192,768
Retained earnings	103,575	77,079
Accumulated other comprehensive income (AOCI), net of income tax of $348 and $2,013, respectively	566	3,283
TOTAL SHAREHOLDERS' EQUITY	302,310	273,536
TOTAL LIABILITIES AND EQUITY	$3,630,313	$3,351,767

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands, except per share amounts)	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans	$114,612	$107,622	$98,627
Interest and dividends on investment securities:
Taxable securities	11,713	12,487	14,810
Nontaxable securities	730	609	271
Dividends on securities	561	432	507
Interest on federal funds sold and other	166	116	102
Total interest income	127,782	121,266	114,317
INTEREST EXPENSE:
Interest on deposits	3,854	3,640	3,866
Interest on short-term borrowings and securities sold under agreements to repurchase	494	214	441
Interest on subordinated debentures and notes payable	7,383	5,736	4,122
Total interest expense	11,731	9,590	8,429
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	116,051	111,676	105,888
Provision for loan losses	(2,101)	6,420	(4,155)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	118,152	105,256	110,043
NONINTEREST INCOME:
Service charges	6,059	5,862	5,598
Investment advisory income	5,714	5,832	5,736
Insurance income	12,568	12,047	11,150
Other income	9,819	6,926	5,425
Total noninterest income	34,160	30,667	27,909
NONINTEREST EXPENSE:
Salaries and employee benefits	71,471	69,526	66,008
Occupancy expenses, premises and equipment	14,966	13,079	13,100
Amortization of intangibles	600	600	597
FDIC and other assessments	1,692	1,813	1,737
Other real estate owned and loan workout costs	512	388	1,066
Net gain on securities, other assets and other real estate owned	(121)	(369)	(2,597)
Other expense	16,111	15,140	14,225
Total noninterest expense	105,231	100,177	94,136
INCOME BEFORE INCOME TAXES	47,081	35,746	43,816
Provision for income taxes	12,182	9,606	15,018
NET INCOME FROM CONTINUING OPERATIONS	34,899	26,140	28,798
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	(113)	338
Provision (benefit) for income taxes	-	(42)	129
Net income (loss) from discontinued operations	-	(71)	209
NET INCOME	$34,899	$26,069	$29,007

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$34,899	$25,749	$28,433

EARNINGS PER COMMON SHARE:
Basic - Continuing	$0.84	$0.63	$0.69
Diluted - Continuing	$0.84	$0.62	$0.69
Basic - Discontinued	$-	$0.00	$0.01
Diluted - Discontinued	$-	$0.00	$0.01
Basic	$0.84	$0.63	$0.70
Diluted	$0.84	$0.62	$0.70

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands)	2016	2015	2014
Net income	$34,899	$26,069	$29,007
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain (loss)	(13)	358	4,491
Reclassification to operations	(94)	(318)	(1,154)
Net unrealized holding gains transferred to held to maturity	-	(8,821)	-
	(107)	(8,781)	3,337
Held to maturity securities:
Net unrealized gain on securities transferred	-	8,821	-
Reclassification to operations	(1,831)	(1,904)	-
	(1,831)	6,917	-
Cash flow hedges:
Net unrealized loss	(3,504)	(905)	(2,067)
Reclassification to operations	1,060	1,082	1,310
	(2,444)	177	(757)
Total other comprehensive income (loss) items	$(4,382)	$(1,687)	$2,580

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$(5)	$136	$1,708
Reclassification to operations	(36)	(121)	(439)
Net unrealized holding gains transferred to held to maturity	-	(3,352)	-
	(41)	(3,337)	1,269
Held to maturity securities:
Net unrealized gain on securities transferred	-	3,352	-
Reclassification to operations	(696)	(724)	-
	(696)	2,628	-
Cash flow hedges:
Net unrealized loss	(1,332)	(344)	(785)
Reclassification to operations	404	411	498
	(928)	67	(287)
Total income tax (provision) benefit	$(1,665)	$(642)	$982
Other comprehensive income (loss), net of tax	(2,717)	(1,045)	1,598
Comprehensive income	$32,182	$25,024	$30,605

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016,  2015 AND 2014

	Preferred Stock		Common Stock
	Shares				Additional		Accumulated other
	issued		Shares		paid-In	Retained	comprehensive
(in thousands, except share amounts)	(redeemed)	Amount	issued	Amount	capital	earnings	income	Total
BALANCE - December 31, 2013	57,366	$1	40,368,008	$397	$240,660	$37,297	$2,730	$281,085

Options exercised	-	-	154,091	4	1,112	-	-	1,116
Employee stock purchase plan	-	-	43,449	1	453	-	-	454
Shares withheld in net settlement of restricted stock	-	-	(92,340)	(1)	(409)	(635)	-	(1,045)
Restricted stock awards, net of forfeitures	-	-	297,182	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,141	-	-	3,141
Tax benefit from stock-based compensation	-	-	-	-	63	-	-	63
Dividends paid-common ($0.15 per share)	-	-	-	-	-	(6,076)	-	(6,076)
Dividends paid/accumulated-preferred stock (1.0% on $1,000 per share liquidation value)	-	-	-	-	-	(574)	-	(574)
Other comprehensive income, net of income taxes of $(982)	-	-	-	-	-	-	1,598	1,598
Net income	-	-	-	-	-	29,007	-	29,007
BALANCE - December 31, 2014	57,366	1	40,770,390	401	245,020	59,019	4,328	308,769

Options exercised	-	-	166,589	5	1,270	-	-	1,275
Employee stock purchase plan	-	-	39,309	1	457	-	-	458
Shares withheld in net settlement of restricted stock	-	-	(103,763)	(1)	(470)	(736)	-	(1,207)
Restricted stock awards, net of forfeitures	-	-	249,594	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,324	-	-	3,324
Tax benefit from stock-based compensation	-	-	-	-	532	-	-	532
Redemption of preferred stock	(57,366)	(1)	-	-	(57,365)	-	-	(57,366)
Dividends paid-common ($0.17 per share)	-	-	-	-	-	(6,953)	-	(6,953)
Dividends paid/accumulated-preferred stock (1.0% on $1,000 per share liquidation value)	-	-	-	-	-	(320)	-	(320)
Other comprehensive loss, net of income taxes of $642	-	-	-	-	-	-	(1,045)	(1,045)
Net income	-	-	-	-	-	26,069	-	26,069
BALANCE - December 31, 2015	-	-	41,122,119	406	192,768	77,079	3,283	273,536

Options exercised	-	-	216,268	2	1,678	-	-	1,680
Employee stock purchase plan	-	-	36,813	1	437	-	-	438
Shares withheld in net settlement of restricted stock	-	-	(77,855)	(1)	(359)	(531)	-	(891)
Restricted stock awards, net of forfeitures	-	-	257,863	3	(3)	-	-	-
Stock-based compensation expense	-	-	-	-	3,213	-	-	3,213
Cumulative effect of adopting of ASU 2016-09	-	-	-	-	24	(14)	-	10
Dividends paid-common ($0.19 per share)	-	-	-	-	-	(7,858)	-	(7,858)
Other comprehensive loss, net of income taxes of $1,665	-	-	-	-	-	-	(2,717)	(2,717)
Net income	-	-	-	-	-	34,899	-	34,899
BALANCE - December 31, 2016	-	$-	41,555,208	$411	$197,758	$103,575	$566	$302,310

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	For the year ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,899	$26,069	$29,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,446	4,112	3,309
Provision for loan losses	(2,101)	6,420	(4,155)
Stock-based compensation	3,213	3,324	3,141
Deferred income taxes	3,985	(1,572)	5,519
Bank-owned life insurance	(1,367)	(1,334)	(1,271)
Net gain on securities, other assets and other real estate owned	(121)	(369)	(2,618)
Other operating activities, net	(869)	(1,761)	(893)
Changes in operating assets and liabilities:
Other assets	(2,959)	(529)	(1,393)
Other liabilities	4,416	(237)	(3,375)
Net cash provided by operating activities	43,542	34,123	27,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(15,720)	(13,765)	(20,859)
Proceeds from other investments	19,152	14,428	19,456
Purchase of investment securities available for sale	(6,962)	(28,049)	(13,053)
Purchase of investment securities held to maturity	(89,016)	(108,052)	-
Proceeds from sale of investment securities available for sale	-	-	11,590
Maturity, call and principal payments on investment securities available for sale	27,322	36,919	83,515
Maturity, call and principal payment on investment securities held to maturity	66,830	68,960	34
Acquisition of client relationships	-	(75)	(250)
Purchase of bank-owned life insurance	(3,195)	-	(3,335)
Net proceeds from sale of loans, OREO and repossessed assets	60	2,499	12,392
Loan originations and repayments, net	(240,092)	(291,573)	(326,658)
Purchase of premises and equipment	(9,381)	(1,547)	(4,226)
Other investing activities, net	348	-	(1,976)
Net cash used in investing activities	(250,654)	(320,255)	(243,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	289,228	307,430	247,564
Net decrease in certificates of deposits	(1,157)	(58,009)	(34,310)
Net increase (decrease) in short-term borrowings	(25,770)	19,531	112,469
Net decrease in securities sold under agreements to repurchase	(19,820)	(2,517)	(88,518)
Net proceeds from issuance of subordinated notes payable	-	59,250	-
Proceeds from issuance of common stock	2,118	1,733	1,570
Taxes paid in net settlement of restricted stock	(891)	(1,207)	(1,045)
Redemption of preferred stock	-	(57,366)	-
Dividends paid on common stock	(7,858)	(6,953)	(6,076)
Dividends paid on preferred stock	-	(463)	(574)
Other financing activities, net	-	450	556
Net cash provided by financing activities	235,850	261,879	231,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,738	(24,253)	15,537
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	67,312	91,565	76,028
CASH AND CASH EQUIVALENTS, END OF PERIOD	$96,050	$67,312	$91,565

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1. Nature of Operations and Significant Accounting Policies

CoBiz Financial Inc. (Parent) is a financial holding company headquartered in Denver, Colorado which provides a broad range of banking and related services through its wholly owned subsidiaries: CoBiz Bank (Bank); CoBiz Insurance, Inc.; and CoBiz IM, Inc. (CoBiz IM); all collectively referred to as the “Company” or “CoBiz.”  The operations of the Company comprise predominantly the Bank, which operates in its Colorado market areas under the name Colorado Business Bank (CBB) and in its Arizona market areas under the name Arizona Business Bank (ABB).

Organization - The Bank is a commercial banking institution with seven (excluding one branch closed in January 2017) locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and four in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve System (Federal Reserve), Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, and risk management consulting services to small and medium-sized businesses and individuals; and employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.  CoBiz GMB, Inc. provided investment banking services to middle-market companies through its wholly-owned subsidiary, Green Manning & Bunch, Ltd. (GMB), until its discontinuation on March 31, 2015. The operating results of GMB have been retrospectively presented as discontinued operations for all periods presented.  See Note 2 – Discontinued Operations for additional information on the discontinued operations of GMB.

Use of Estimates – The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP) and, where applicable, prevailing practices within the financial services industry. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at December 31, 2016 or December 31, 2015.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City (Federal Reserve Bank) to meet certain regulatory reserve balance requirements.  At December 31, 2016 and 2015, the Company had reserve requirements of $24.3 million and $18.2 million, respectively.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Cash paid during the period for:
Interest	$11,826	$9,256	$8,295
Income taxes, net	8,950	9,919	11,061

Other noncash activities:
Loans transferred to held for sale	60	1,628	7,087
Loans transferred to OREO	-	-	2,660
Trade date accounting for investment securities	1,553	795	-
Available for sale securities transferred to held to maturity	-	288,598	-

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At December 31, 2016 and 2015, the Company had no trading securities.

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

Other-than-temporary-impairment (OTTI) on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in other comprehensive income (loss) (OCI).  See Note 3 – Investments.

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

Intangible Assets — Intangible assets, primarily consisting of customer contracts and relationships, are being amortized by the straight-line method over 10 to 15 years.  See Note 6 – Intangible Assets.

Bank-Owned Life Insurance (BOLI) – The Bank invested in BOLI policies to fund certain future employee benefit costs and are recorded at net realizable value.  Changes in the amount that could be realized, including death benefits in excess of the carrying amount, are recorded in the consolidated statements of income under the caption “Other Income.”

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization, which is calculated using the straight-line method over the estimated useful lives of generally three to ten years.  Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  The Company reviews the carrying value of property and equipment for indications of impairment in accordance with ASC Topic 360-10-35, Impairment or Disposal of Long-Lived Assets.  See Note 5 – Premises and Equipment.

Other Assets – Included in other assets are certain investments (Funds), where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method.  The Funds are equity method investments licensed as Small Business Investment Companies that invest primarily in subordinated debt securities.  In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments.  There were no significant transactions between the Company and the Funds for the years ended December 31, 2016, 2015, and 2014.  The Company recognized income (loss) from the Funds of $2.5 million, $1.3 million, and $(0.1) million for the years ended December 31, 2016, 2015, and 2014, respectively, which is included in “Other Income” in the consolidated statements of income.

Repossessed Assets – Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets are reported in the consolidated balance sheets under the caption “Other Assets.”  There were no repossessed assets at December 31, 2016 and 2015.

Other Real Estate Owned (OREO) – OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell.  Subsequent declines in value are charged to operations.  Activity in the valuation allowance on OREO for the years ended December 31, 2016, 2015, and 2014 is as follows:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Beginning balance	$8,666	$8,760	$8,674
Additions	-	33	398
Deductions due to sales	-	(127)	(312)
Ending balance	$8,666	$8,666	$8,760

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

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans.  These instruments are accounted for as fair value hedges in accordance with ASC 815.  The net cash flows from the cash flow and fair value hedges are classified in operating activities within the consolidated statements of cash flows with the hedged items.  The Company also offers an interest rate hedge program that includes various derivative products, including swaps, to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement.  The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions.  FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments.  See Note 10 – Derivatives.

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

Insurance Income  – Insurance income includes commissions on the sale of life and property and casualty insurance policies, and other employee benefit products earned as an agent for unaffiliated insurance underwriters.  Property and casualty income is primarily recognized upon policy origination and renewal dates.  Benefits brokerage income is recognized on a monthly basis as the customer pays their insurance premiums.

Income (loss) From Discontinued Operations, Net of Income Taxes – Income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2016, 2015 and 2014 includes the closure of GMB, which is discussed in Note 2 – Discontinued Operations.

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

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. The Company is currently evaluating the effects of these ASUs on its financial statements and disclosures, if any.  Preliminarily, the Company expects these ASUs to have more of an impact on the Fee-Based Lines segment than Commercial Banking segment, which generates the majority of the Company’s revenue.  The Company has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09.  Revenue from the Fee-Based Lines segment includes property and casualty brokerage income, employee benefit brokerage income and investment advisory income which totaled $18.3 million in 2016.  While the timing of revenue recognition from these sources may change, the Company does not expect a material impact to its financial statements.

In August 2014, the FASB issued ASU 2014-15 (ASU 2014-15), Presentation of Financial statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s ability to Continue as a Going Concern.  ASU 2014-15 contains amendments intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures.  ASU 2014-15 provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods beginning thereafter.  The adoption of ASU 2014-15 did not have an impact on the financial statements.

In February 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by taking inventory of all existing lease arrangements.  Preliminarily, the Company expects the primary impact of ASU 2016-02 will relate to its office locations, the majority of which are designated as operating leases.  The Company has future operating lease obligations for its locations of $33.4 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  ASU 2016-09 includes provisions intended to simplify various aspects related to accounting for and presentation of share-based payments in the financial statements.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted for financial statements that have not been previously issued.  The Company early adopted the provisions of ASU 2016-09 during the quarter ended March 31, 2016.  The cumulative effect adjustment from the modified retrospective transition of the income tax consequences, forfeitures and the classification of awards did not have a material effect on the Company’s financial statements or disclosures.  Changes to the statement of cash flows have been applied prospectively beginning in the first quarter of 2016.  See Note 15 - Employee Benefit and Stock Compensation Plans.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date.  A prospective transition approach is required for these debt securities.  The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, and expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), regarding how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments of ASU 2016-13 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Amendments in this ASU should be applied using a retrospective transition method to each period presented.  The Company is evaluating the effects ASU 2016-15 will have on its financial statements and disclosures, and does not expect these effects to be material.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (ASU 2016-20).  The amendments in ASU 2016-20 affect certain aspects of the guidance issued in ASU 2014-06 including loan guarantee fees, contract costs, provisions for losses on construction-type and production-type contracts, disclosure of remaining performance obligations, contract modifications, contract asset vs. receivable, refund liability, advertising costs, fixed odds wagering contracts in the casino industry, and costs capitalized for advisors to private funds and public funds.  The effective date of these amendments are at the same date that ASU 2014-09, which is discussed above, is effective.

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

The table below presents the results of the discontinued operations of GMB for the years ended December 31, 2015 and 2014.  Net income (loss) before income taxes approximates total cash flows from operating activities of the discontinued operations.  Cash flows from investing activities were not material.

(in thousands)	2015	2014
Noninterest income	$623	$4,166
Noninterest expense	736	3,828
Income (loss) before income taxes	(113)	338
Provision (benefit) for income taxes	(42)	129
Net income (loss) from discontinued operations	$(71)	$209

3. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$36,450	$1,707	$533	$37,624	$44,845	$1,684	$446	$46,083
Corporate debt securities	90,593	1,505	21	92,077	102,273	1,632	169	103,736
Municipal securities	3,265	33	18	3,280	3,787	99	20	3,866
Total AFS	$130,308	$3,245	$572	$132,981	$150,905	$3,415	$635	$153,685
Held to maturity securities (HTM):
Mortgage-backed securities	$319,978	$186	$2,531	$317,633	$312,658	$99	$2,059	$310,698
Trust preferred securities	10,620	522	267	10,875	10,524	816	85	11,255
Municipal securities	35,443	10	783	34,670	23,484	151	12	23,623
Total HTM	$366,041	$718	$3,581	$363,178	$346,666	$1,066	$2,156	$345,576

During the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and fair value of $288.6 million from AFS to HTM.  There were no security transfers between the AFS and HTM categories in 2016.  The Company believes the HTM category is more consistent with the Company’s intent for these securities.  Transfers of securities from AFS to HTM were made at fair value at the time of transfer.  The unamortized portion of the $8.8 million unrealized holding gain at the time of transfer is retained in AOCI and in the carrying value of HTM securities.  Accordingly, the balance of HTM securities in the “Amortized cost” column in the table above includes net unamortized unrealized gains of $5.1 million and $6.9 million at December 31, 2016 and 2015, respectively.  Such amounts are amortized over the remaining life of the securities.

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Proceeds	$-	$-	$11,590
Gains	100	343	1,242
Losses	(6)	(25)	(88)

The amortized cost and estimated fair value of investments in debt securities at December 31, 2016, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$35,094	$35,335	$874	$872
Due after one year through five years	44,852	45,715	23,497	23,194
Due after five years through ten years	13,912	14,306	2,575	2,564
Due after ten years	36,450	37,625	19,117	18,915
Mortgage-backed securities	-	-	319,978	317,633
	$130,308	$132,981	$366,041	$363,178

Investment securities with a fair value of $143.6 million and $157.3 million were pledged to secure public deposits of $95.8 million and $113.6 million at December 31, 2016 and 2015, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in OCI.

There were 165 and 168 securities in the tables below at December 31, 2016 and 2015, respectively, in an unrealized loss position.

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$14,979	$526	$995	$7	$15,974	$533
Corporate debt securities	14,482	21	-	-	14,482	21
Municipal securities	1,214	18	-	-	1,214	18
Total AFS	$30,675	$565	$995	$7	$31,670	$572

HTM
Mortgage-backed securities	$217,604	$2,107	$52,332	$424	$269,936	$2,531
Trust preferred securities	4,175	94	700	173	4,875	267
Municipal securities	30,207	783	-	-	30,207	783
Total HTM	$251,986	$2,984	$53,032	$597	$305,018	$3,581

	December 31, 2015
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$15,294	$439	$995	$7	$16,289	$446
Corporate debt securities	33,591	169	-	-	33,591	169
Municipal securities	431	20	-	-	431	20
Total AFS	$49,316	$628	$995	$7	$50,311	$635

HTM
Mortgage-backed securities	$281,547	$2,059	$-	$-	$281,547	$2,059
Trust preferred securities	-	-	780	85	780	85
Municipal securities	2,604	12	-	-	2,604	12
Total HTM	$284,151	$2,071	$780	$85	$284,931	$2,156

There was no OTTI recognized in earnings during the years ended December 31, 2016, 2015 and 2014.

Other investments at December 31, 2016 and 2015, consist of the following:

	December 31,
(in thousands)	2016	2015
Bank stocks — at cost	$9,192	$10,289
Investment in statutory trusts — equity method	2,173	2,172
	$11,365	$12,461

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2016 and 2015, did not consider the investment to be other-than-temporarily impaired.

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

•

Construction & land – The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, commercial office, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.  The Company also originates loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, residential mortgage loans and automobile loans.  Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at December 31, 2016 and 2015 were as follows:

	December 31,
(in thousands)	2016	2015
Commercial	$1,217,001	$1,174,570
Real estate - mortgage	1,171,596	1,017,072
Construction & land	175,738	202,011
Consumer	266,947	253,240
Other	103,616	52,616
Loans held for investment	2,934,898	2,699,509

Allowance for loan losses	(33,293)	(40,686)
Unearned net loan fees	(793)	(304)
Total net loans	$2,900,812	$2,658,519

The Company routinely acquires participating interests in loans originated by other banks.

At December 31, 2016 and 2015, overdraft demand deposits totaling $0.6 million and $0.2 million, respectively, were reclassified from deposits to loans.

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

The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2016 and 2015 is summarized below:

	At December 31, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$96,465	$153	$96,618
Finance and insurance	49,764	587	50,351
Health care	153,468	555	154,023
Real estate services	125,531	513	126,044
Construction	55,471	3,247	58,718
Public administration	254,861	1,136	255,997
Other	437,219	38,031	475,250
	1,172,779	44,222	1,217,001
Real estate - mortgage
Residential & commercial owner-occupied	469,027	6,496	475,523
Residential & commercial investor	695,170	903	696,073
	1,164,197	7,399	1,171,596

Construction & land	172,816	2,922	175,738

Consumer	265,307	1,640	266,947
Other	101,894	1,722	103,616
Total loans held for investment	$2,876,993	$57,905	$2,934,898
Unearned net loan fees			(793)
Net loans held for investment			$2,934,105

	At December 31, 2015
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$132,083	$2,967	$135,050
Finance and insurance	64,243	36	64,279
Health care	126,049	462	126,511
Real estate services	117,283	1,580	118,863
Construction	56,581	1,325	57,906
Public administration	211,373	9,739	221,112
Other	425,233	25,616	450,849
	1,132,845	41,725	1,174,570
Real estate - mortgage
Residential & commercial owner-occupied	431,805	5,050	436,855
Residential & commercial investor	577,835	1,057	578,892
Other	1,325	-	1,325
	1,010,965	6,107	1,017,072

Construction & land	201,984	27	202,011

Consumer	252,869	371	253,240
Other	49,768	2,848	52,616
Total loans held for investment	$2,648,431	$51,078	$2,699,509
Unearned net loan fees			(304)
Net loans held for investment			$2,699,205

Transactions in the ALL by segment for the years ended December 31, 2016 and 2015 are summarized below:

	For the year ended
	December 31,
(in thousands)	2016	2015
Allowance for loan losses, beginning of period
Commercial	$24,215	$14,614
Real estate - mortgage	10,372	12,463
Construction & land	2,111	2,316
Consumer	2,592	2,329
Other	643	488
Unallocated	753	555
Total	40,686	32,765

Provision
Commercial	$(2,334)	$9,950
Real estate - mortgage	1,072	(3,017)
Construction & land	(1,279)	(1,253)
Consumer	216	374
Other	302	168
Unallocated	(78)	198
Total	(2,101)	6,420

Charge-offs
Commercial	$(7,767)	$(588)
Real estate - mortgage	-	(186)
Construction & land	-	(107)
Consumer	(37)	(130)
Other	-	(285)
Total	(7,804)	(1,296)

Recoveries
Commercial	$1,284	$239
Real estate - mortgage	31	1,112
Construction & land	1,165	1,155
Consumer	32	19
Other	-	272
Total	2,512	2,797

Allowance for loan losses, end of period
Commercial	$15,398	$24,215
Real estate - mortgage	11,475	10,372
Construction & land	1,997	2,111
Consumer	2,803	2,592
Other	945	643
Unallocated	675	753
Total	$33,293	$40,686

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

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 12 months.  For credits over $2.0 million, the Company engages an additional third-party appraiser to review the appraisal.  For credits under $2.0 million, the Company’s internal appraisal department reviews the appraisal.  All appraisals are reviewed for adherence to regulations and mathematical accuracy reasonableness based on recent sales transactions that may have occurred subsequent to or right at the time of the appraisal.  Based on this analysis the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

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

In addition to the allocated reserve for graded loans, a portion of the allowance is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, senior housing, speculative residential construction and multifamily loans.

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

The following tables summarize loans held for investment and the ALL on the basis of the impairment method at December 31, 2016 and 2015:

	At December 31, 2016				At December 31, 2015
	Individually				Individually
	evaluated for		Collectively evaluated for		evaluated for		Collectively evaluated for
	impairment		impairment		impairment		impairment
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
	held for	for loan	held for	for loan	held for	for loan	held for	for loan
(in thousands)	investment	losses	investment	losses	investment	losses	investment	losses
Commercial	$20,279	$2,220	$1,197,453	$13,178	$33,927	$10,975	$1,141,452	$13,240
Real estate - mortgage	3,758	147	1,167,365	11,328	6,521	320	1,009,747	10,052
Construction & land	1,919	109	172,532	1,888	2,610	192	198,671	1,919
Consumer	294	98	266,719	2,705	855	56	252,462	2,536
Other	-	-	103,786	945	-	-	52,960	643
Unallocated	-	-	-	675	-	-	-	753
Total	$26,250	$2,574	$2,907,855	$30,719	$43,913	$11,543	$2,655,292	$29,143

Information on impaired loans at December 31, 2016 and 2015 is reported in the following tables:

	At December 31, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,095	$2,072	$2,071	$1	$114
Finance and insurance	25	25	25	-	25
Healthcare	189	189	189	-	11
Real estate services	6,268	6,268	6,268	-	350
Construction	2,166	2,166	1,932	234	149
Other	10,716	9,559	9,066	493	1,571
	21,459	20,279	19,551	728	2,220
Real estate - mortgage
Residential & commercial owner-occupied	1,391	1,391	1,122	269	64
Residential & commercial investor	2,367	2,367	2,367	-	83
	3,758	3,758	3,489	269	147

Construction & land	1,919	1,919	1,919	-	109

Consumer	294	294	195	99	98
Total	$27,430	$26,250	$25,154	$1,096	$2,574

	At December 31, 2015
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$5,002	$4,795	$4,795	$-	$476
Finance and insurance	36	36	36	-	36
Healthcare	125	125	125	-	9
Real estate services	7,638	7,638	7,638	-	559
Construction	1,906	1,874	1,874	-	309
Other	20,847	19,459	19,451	8	9,586
	35,554	33,927	33,919	8	10,975
Real estate - mortgage
Residential & commercial owner-occupied	1,790	1,790	1,479	311	185
Residential & commercial investor	4,731	4,731	4,731	-	135
	6,521	6,521	6,210	311	320

Construction & land	2,643	2,610	2,583	27	192

Consumer	855	855	746	109	56
Total	$45,573	$43,913	$43,458	$455	$11,543

	For the year ended December 31,
	2016		2015		2014
	Average		Average		Average
	recorded		recorded		recorded
	investment	Interest	investment	Interest	investment	Interest
	in impaired	income	in impaired	income	in impaired	income
(in thousands)	loans	recognized	loans	recognized	loans	recognized
Commercial
Manufacturing	$3,383	$234	$5,643	$306	$4,244	$299
Finance and insurance	30	-	164	24	307	13
Healthcare	194	12	33	11	205	13
Real estate services	6,996	261	8,006	283	6,416	281
Construction	1,873	140	1,666	106	1,604	158
Other	12,804	619	7,507	1,034	3,807	349
	25,280	1,266	23,019	1,764	16,583	1,113
Real estate - mortgage
Residential & commercial owner-occupied	1,777	114	1,762	130	4,102	176
Residential & commercial investor	3,722	127	5,104	182	7,062	247
	5,499	241	6,866	312	11,164	423

Construction & land	2,336	93	2,935	104	5,957	166

Consumer	448	19	1,444	202	1,362	93
Other	-	-	26	11	51	1
Total	$33,563	$1,619	$34,290	$2,393	$35,117	$1,796

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure.  Interest income disclosed represents income recognized during the year ended December 31, 2016, 2015, and 2014 on impaired loans, regardless of when the loans became impaired.  Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2016, 2015 and 2014 was immaterial.

Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2016,  2015, and 2014 was $0.1 million, $0.2 million, and $0.3 million, respectively.

The table below summarizes transactions as it relates to troubled debt restructurings for the year ended December 31, 2016:

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2015	$28,196	$13,837	$42,033
New restructurings	8,563	3,266	11,829
Change in accrual status	(912)	912	-
Paydowns	(12,235)	(7,883)	(20,118)
Net charge-offs	-	(7,591)	(7,591)
Ending balance at December 31, 2016	$23,612	$2,541	$26,153

The below table provides information regarding troubled debt restructurings that occurred during years ended December 31, 2016, 2015 and 2014.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The tables below do not include loans restructured and paid-off during the periods presented.

	For the year ended December 31, 2016			For the year ended December 31, 2015
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$50	$22	2	$491	$437
Health care	1	100	100	1	200	125
Construction	4	1,995	1,844	3	1,738	1,029
Other	9	7,388	5,275	15	19,809	15,975
	15	9,533	7,241	21	22,238	17,566

Real estate - mortgage
Residential & commercial owner-occupied	-	-	-	1	1,000	1,000

Consumer	1	77	72	1	148	130
Total	16	$9,610	$7,313	23	$23,386	$18,696

	For the year ended December 31, 2014
		Pre-modification	Post-modification
		outstanding	outstanding
	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment
Commercial
Manufacturing	3	$1,611	$1,318
Real estate services	4	1,171	1,024
Construction	5	2,784	1,478
Other	8	2,092	1,454
	20	7,658	5,274

Real estate - mortgage
Residential & commercial owner-occupied	1	29	28

Construction & land	1	121	95

Consumer	1	93	89
Other	1	91	84
Total	24	$7,992	$5,570

Troubled debt restructurings during the years ended December 31, 2016, 2015 and 2014, resulted primarily from the extension of repayment terms and interest rate reductions.  For the year ended December 31, 2016, the Company charged-off $1.1 million in loans restructured during the year.  For the year ended December 31, 2015, the Company did not charge-off any troubled debt restructurings modified during 2015.  For the year ended December 31, 2014, the Company charged-off $0.4 million in troubled debt restructurings modified during 2014.

Loans modified as troubled debt restructurings within the previous 12 months having a payment default during the years ended December 31, 2016 and 2015 were immaterial.

At December 31, 2016 and 2015 there were $1.6 million and $1.7 million in outstanding commitments on restructured loans, respectively.

The Company’s recorded investment on nonaccrual loans by class at December 31, 2016 and 2015 is reported in the following table:

	At December 31,
(in thousands)	2016	2015
Commercial
Manufacturing	$2	$1,045
Finance and insurance	25	36
Real estate services	-	91
Construction	234	451
Other	1,941	13,486
Total commercial	2,202	15,109
Real estate - mortgage
Residential & commercial owner-occupied	269	499
Total real estate - mortgage	269	499
Construction & land	-	27
Consumer	167	82
Total nonaccrual loans	$2,638	$15,717

The following tables summarize the aging of the Company’s loan portfolio at December 31, 2016 and 2015:

	At December 31, 2016
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days past	Days past	90+ Days	Total past			past due and
(in thousands)	due	due	past due	due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$96,618	$96,618	$-
Finance and insurance	456	-	25	481	49,870	50,351	-
Health care	500	-	-	500	153,523	154,023	-
Real estate services	-	-	-	-	126,044	126,044	-
Construction	260	-	-	260	58,458	58,718	-
Public administration	-	-	-	-	255,997	255,997	-
Other	2,941	200	-	3,141	472,109	475,250	-
	4,157	200	25	4,382	1,212,619	1,217,001	-
Real estate - mortgage
Residential & commercial owner-occupied	204	161	-	365	475,158	475,523	-
Residential & commercial investor	-	225	-	225	695,848	696,073	-
	204	386	-	590	1,171,006	1,171,596	-

Construction & land	-	-	657	657	175,081	175,738	657

Consumer	4	63	75	142	266,805	266,947	-
Other	-	-	-	-	103,616	103,616	-
Total loans held for investment	$4,365	$649	$757	$5,771	$2,929,127	$2,934,898	$657
Unearned net loan fees						(793)
Net loans held for investment						$2,934,105

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

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company.  Activity with respect to officer and director loans is as follows for the years ended December 31, 2016 and 2015.

(in thousands)	2016	2015
Balance - beginning of year	$34,301	$25,522
New loan and advances	48,110	35,916
Principal paydowns and payoffs	(47,416)	(27,137)
Balance - end of year	$34,995	$34,301

5.  Premises and Equipment

The major classes of premises and equipment at December 31, 2016 and 2015, are summarized as follows:

(in thousands)	2016	2015
Land	$230	$230
Buildings	230	230
Leasehold improvements	10,425	10,422
Furniture, fixtures, and equipment	38,403	34,744
Premises and equipment, gross	49,288	45,626
Accumulated depreciation	(38,269)	(39,504)
Premises and equipment, net	$11,019	$6,122

The Company recorded depreciation expense related to premises and equipment of $2.9 million during the year ended December 31, 2016, and $2.7 million during the years ended December 31, 2015 and 2014.

6.  Intangible Assets

At December 31, 2016 and 2015, the Company’s intangible assets and related amortization consisted of the following:

Customer
contracts, lists
(in thousands)	and relationships
At December 31, 2014	$2,526
Amortization	(600)
At December 31, 2015	1,926
Amortization	(600)
At December 31, 2016	$1,326

The Company recorded amortization expense of $0.6 million for the years ended December 31, 2016, 2015 and 2014.  Amortization expense on intangible assets for each of the five succeeding years is in the following table.

(in thousands)
2017	$600
2018	206
2019	201
2020	136
2021	91
Total	$1,234

7.  Deposits

In the ordinary course of business, the Company takes various deposits from employees, officers and directors of the Company.  Related party deposits totaled $80.2 million and $95.4 million at December 31, 2016 and 2015, respectively.

The composition of the certificates of deposit portfolio at December 31, 2016 and 2015, is as follows:

	At December 31,
(in thousands)	2016	2015
Less than $100	$23,432	$22,476
$100 and more	128,409	130,522
	$151,841	$152,998

Related interest expense for the years ended December 31, 2016, 2015 and 2014, is as follows:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Less than $100	$321	$92	$125
$100 and more	291	647	892
	$612	$739	$1,017

Maturities of certificates of deposit of $100,000 and more at December 31, 2016, are as follows:

(in thousands)	Amount
Remaining maturity:
Three months or less	$48,517
Over three months through six months	35,472
Over six months through 12 months	31,709
2018	7,627
2019	2,475
2020	1,874
2021	735
Total	$128,409

The aggregate amount of certificates of deposit in denominations that meet or exceed the $250,000 FDIC insurance limit was $55.7 million and $57.1 million at December 31, 2016 and 2015, respectively.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) programs provided through a third party.  These programs are designed to provide full FDIC insurance on accounts placed through a reciprocal exchange with other banks participating in the programs.  The Company had $44.2 million and $37.2 million of reciprocal time deposits through the CDARS program outstanding at the end of 2016 and 2015, respectively.  The Company had $283.6 million and $199.5 million of reciprocal demand deposits through the ICS program outstanding at the end of 2016 and 2015, respectively.

8.  Borrowed Funds

Securities sold under agreements to repurchase at December 31, 2016 and 2015 are summarized as follows:

	At December 31,
(in thousands)	2016	2015
Securities sold under agreements to repurchase (principally mortgage-backed securities with an estimated fair value of $28,192 and $49,882 in 2016 and 2015, respectively	$27,639	$47,459

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

Securities sold under agreements to repurchase averaged $46.0 million and $57.3 million during 2016 and 2015, respectively.  The maximum amounts outstanding at any month-end during 2016 and 2015 were $71.0 million and $68.6 million, respectively.  At December 31, 2016 and 2015, the weighted‑average interest rate was 0.07% and 0.06%, respectively.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The LOC matures in May 2017, at which time any outstanding amounts are due and payable.  The LOC is used for general corporate purposes and backup liquidity.  Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank.  At December 31, 2016 and 2015, there was no amount outstanding on the revolving LOC.

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  There was $106.2 million and $132.0 million outstanding on the FHLB line of credit at December 31, 2016 and 2015.  The average FHLB line of credit balance was $82.8 million and $61.1 million during 2016 and 2015, respectively.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  At December 31, 2016, the FHLB line of credit was collateralized by loans of $861.0 million with a lending value of $598.5 million.  At December 31, 2015, the FHLB line of credit was collateralized by loans of $867.4 million with a lending value of $591.2 million.  The variable-rate on the line of credit was 0.72% and 0.48% at December 31, 2016 and 2015, respectively.

The Company has approved federal fund purchase lines with eight banks with an aggregate credit line of $170.0 million.  No amounts were outstanding on the federal funds purchase lines at the end of either 2016 or 2015.  The average balance of federal funds purchased was $2.0 million and $1.3 million during 2016 and 2015, respectively.

9.  Long-Term Debt

Outstanding subordinated debentures and notes payable at December 31, 2016 and 2015, are summarized as follows:

	At December 31,
(in thousands)	2016	2015	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2017
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2017
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2017
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable ($60,000 face amount)	$59,111	$59,031	Fixed 5.625%	June 25, 2030	June 25, 2025

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

The Basel III capital rules contain a provision that preserves the current capital treatment of trust preferred securities issued by bank holding companies with less than $15 billion in total assets.  Although the accounts of the Statutory Trust, Capital Trust II and Capital Trust III are not included in the Company’s consolidated financial statements, $70.0 million in trust preferred securities issued by the trusts are included in Common equity Tier 1 capital for regulatory purposes as grandfathered under Basel III.  See Note 17 – Regulatory Matters.

In June 2015, the Company completed an offering of $60.0 million of unsecured 5.625% Fixed-to-Floating Rate Subordinated Notes (Notes) due on June 25, 2030.  The Notes bear a 5.625% annual fixed-rate through June 25, 2025 and thereafter an annual floating rate equal to three-month LIBOR plus 317 basis points (3.17%).  The Notes contain a call option that allows the Company to repay the Notes prior to their contractual maturity.  The call option is available on June 25, 2025 and quarterly thereafter at 100% of the principal amount.  Proceeds, net of an original discount and debt issuance costs of $1.1 million, were $58.9 million.  Debt issuance costs incurred in conjunction with the offering were $0.3 million.  The Notes have an effective interest rate of 5.85%.  The Company has adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), that requires debt issuance costs to be reported as a direct deduction from the face of the note and not as a deferred charge.  The discount and related debt issuance costs will be amortized into interest expense using the interest method over a 10-year term to the first call date.

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

At December 31, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $9.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.7 million against its obligations under these agreements.  At December 31, 2016, the Company was not in default with any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at December 31,			Fair value at December 31,
	Balance sheet			Balance sheet
(in thousands)	classification	2016	2015	classification	2016	2015

Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge interest rate swap	Other assets	$-	$578	Accrued interest and other liabilities	$7,639	$4,981
Fair value hedge interest rate swap	Other assets	476	117	Accrued interest and other liabilities	845	1,574

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$2,755	$3,092	Accrued interest and other liabilities	$2,736	$3,275
Foreign exchange forward contracts	Other assets	52	109	Accrued interest and other liabilities	5	59

The tables below include information about financial instruments and collateral that are eligible for offset.

	At December 31, 2016
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$476	$-	$476	$(476)	$-	$-
Derivatives not designated as hedges(1)	2,807	-	2,807	(967)	-	1,840
Total	$3,283	$-	$3,283	$(1,443)	$-	$1,840

	At December 31, 2016
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,484)	$-	$(8,484)	$476	$8,008	$-
Derivatives not designated as hedges(2)	(2,741)	-	(2,741)	967	1,668	(106)
Securities sold under agreements to repurchase(3)	(27,639)	-	(27,639)	-	27,639	-
Total	$(38,864)	$-	$(38,864)	$1,443	$37,315	$(106)

	At December 31, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$695	$-	$695	$(316)	$-	$379
Derivatives not designated as hedges(1)	3,201	-	3,201	(88)	-	3,113
Total	$3,896	$-	$3,896	$(404)	$-	$3,492

	At December 31, 2015
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(6,555)	$-	$(6,555)	$316	$6,239	$-
Derivatives not designated as hedges(2)	(3,334)	-	(3,334)	88	2,935	(311)
Securities sold under agreements to repurchase(3)	(47,459)	-	(47,459)	-	47,459	-
Total	$(57,348)	$-	$(57,348)	$404	$56,633	$(311)

(1)	Included in other assets
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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815 for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not  have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2016, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense. During the next 12 months, the Company estimates that $0.8 million and $1.3 million will be reclassified as an increase to interest income and interest expense, respectively.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At December 31, 2016, the Company had interest rate swaps with a notional amount of $55.4 million used to hedge the change in the fair value of ten commercial loans.  At

December 31, 2015, the Company had interest rate swaps with a notional amount of $55.1 million used to hedge the change in the fair value of nine commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the years ended December 31, 2016, 2015 and 2014 representing hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At December 31, 2016, the Company had 96 interest-rate swaps with an aggregate notional amount of $247.6 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the consolidated statement of operations.  During the years ending December 31, 2016, 2015 and 2014, the Company recorded immaterial gains and losses.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At December 31, 2016, the Company’s foreign currency held include the British pound; Euro; Swiss franc; Mexican peso; Japanese yen;  and Australian, Canadian and New Zealand dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the consolidated balance sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, and are included in “Other income” in the consolidated statement of operations.  At December 31, 2016, the Company had entered into forward contracts with a notional amount of $4.5 million that mature in the first half of 2016.  During the years ending December 31, 2016, 2015 and 2014, the Company recorded immaterial gains and losses.

11. Income Taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Current tax provision:
Federal tax	$6,823	$11,346	$9,590
State tax	1,374	668	(109)
Total current tax provision	8,197	12,014	9,481

Deferred tax provision (benefit):
Federal tax	3,532	(2,793)	3,375
State tax	453	(248)	513
Net operating loss carryforward	-	633	1,649
Total deferred tax provision (benefit)	3,985	(2,408)	5,537

Provision for income taxes	$12,182	$9,606	$15,018
Provision (benefit) related to discontinued operations	$-	$(42)	$129

The primary component of deferred tax expense during 2016 was attributable to timing differences in the allowance for loan and credit losses.  At December 31, 2016, the Company did not have any net operating loss carryforwards from any tax jurisdiction.  The deferred tax provision (benefit) relating to discontinued operations includes deferred tax expense of $0.8 million and $0.0 million for the years ended December 31, 2015, and 2014, respectively.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2016, 2015 and 2014.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

At December 31, 2016 and 2015, the Company was in a positive three-year cumulative income position, had availability in its carryback years to absorb potential deferred income tax asset reversals and had financial forecasts of pre-tax income that were sufficient to absorb the deferred income tax assets.  Accordingly, the Company determined that a valuation allowance was not warranted at December 31, 2016 and 2015.

In the first quarter of 2016, the Company adopted ASU 2016-09, which requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. Upon exercise or vesting of a share-based award, an excess tax benefit will be recognized if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes.  Under previous GAAP, any excess tax benefits were recognized in additional paid-in capital to offset current-period and subsequent-period tax deficiencies.  A tax benefit of $0.3 million was recorded during the year ended December 31, 2016 as a result of share awards vested/exercised during the year.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges is included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2016 and 2015 are as follows:

	At December 31,
(in thousands)	2016	2015
Deferred tax assets:
Allowance for loan and credit losses	$12,625	$15,460
Intangible assets	1,403	1,490
Other real estate owned	3,276	3,293
Deferred loan fees	185	295
Other accrued liabilities	1,709	1,268
Stock-based compensation	971	1,186
Interest on nonaccrual loans	216	436
Employee bonus	2,271	2,083
Other	710	1,147
Total deferred tax assets	$23,366	$26,658

Deferred tax liabilities:
Deferred initial direct loan costs	$(1,602)	$(1,923)
Property, plant and equipment	(1,106)	-
Prepaid assets	(356)	(391)
FHLB stock dividends	(53)	(110)
Investment securities and derivatives	(348)	(2,013)
Total deferred tax liabilities	$(3,465)	$(4,437)

Net deferred tax assets	$19,901	$22,221

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense for the years ended December 31, 2016, 2015 and 2014 is shown below:

	For the year ended December 31,
(in thousands)	2016	2015	2014
Computed at the statutory rate (35%)	$16,479	$12,511	$15,325
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	1,241	919	1,336
Tax exempt income	(5,505)	(4,130)	(2,838)
Nondeductible compensation	88	88	496
Meals and entertainment	198	227	233
Excess tax benefit on stock compensation	(291)	-	-
Other - net	(28)	(9)	466
Actual tax provision	$12,182	$9,606	$15,018

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2016 and 2015 the Company did not have any unrecognized benefits.

Penalties and interest are classified as income tax expense when incurred. There were no interest and penalties accrued during the year ended December 31, 2016 and 2015.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2013
Colorado	2012
Arizona	2012

12. Shareholders’ Equity

Common Stock – At December 31, 2016 and 2015, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2016	2015
Exercise of outstanding stock options	285,999	461,050
Exercise of outstanding stock warrants	895,968	895,968
Future granting of option and stock awards	2,421,120	2,642,346
Future stock purchases through ESPP	197,066	233,879
	3,800,153	4,233,243

Preferred Stock, Series C — On September 7, 2011, the Company amended its Articles of Incorporation to establish the Senior Non-Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) and fix the powers; preferences;  and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions, of the shares of Series C Preferred Stock.

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

Dividends — The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the Parent.  The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.  At December 31, 2016, the Bank was not otherwise restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was positive.

Dividends on the Company’s capital stock (common and preferred stock, if any) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 – Long-Term Debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2016, the Company was not in default on any of the junior subordinated debenture issuances.

Dividends declared per common share for the years ended December 31, 2016, 2015 and 2014 were $0.19,  $0.17 and $0.15, respectively.  Dividends on the Series C Preferred Stock for the years ended December 31, 2015 and 2014 were $0.3 million and $0.6 million, respectively.

13. Accumulated Other Comprehensive Income (Loss) Reclassifications

The following table provides information on reclassifications out of accumulated comprehensive income:

	Year ended December 31,
AOCI component (in thousands)	2016	2015	2014	Affected line item in the consolidated statements of income
Available for sale securities:
Realized gain	$94	$318	$1,154	Net (gain) loss on securities, other assets and OREO
Tax provision	(36)	(121)	(439)	Provision for income taxes
Subtotal	58	197	715
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	1,831	1,904	-	Interest on taxable / nontaxable securities
Tax provision	(696)	(724)	-	Provision for income taxes
Subtotal	1,135	1,180	-
Cash flow hedges:
Loans	630	927	905	Interest and fees on loans
Debt	(1,690)	(2,009)	(2,215)	Interest expense on subordinated debentures
Realized loss	(1,060)	(1,082)	(1,310)
Tax benefit	404	411	498	Provision for income taxes
Subtotal	(656)	(671)	(812)
Total reclassifications for the period	$537	$706	$(97)

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2013	$5,100	$-	$(2,370)	$2,730
Other comprehensive income items	2,783	-	(1,282)	1,501
Reclassifications	(715)	-	812	97
Other comprehensive income (loss), net of tax	2,068	-	(470)	1,598
Balance at December 31, 2014	7,168	-	(2,840)	4,328
Other comprehensive income items	222	-	(561)	(339)
Reclassifications	(197)	(1,180)	671	(706)
Transfers	(5,469)	5,469	-	-
Other comprehensive income (loss), net of tax	(5,444)	4,289	110	(1,045)
Balance at December 31, 2015	1,724	4,289	(2,730)	3,283
Other comprehensive income items	(8)	-	(2,172)	(2,180)
Reclassifications	(58)	(1,135)	656	(537)
Other comprehensive loss, net of tax	(66)	(1,135)	(1,516)	(2,717)
Balance at December 31, 2016	$1,658	$3,154	$(4,246)	$566

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

Income available to common shareholders together with weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2016	2015	2014
Net income from continuing operations	$34,899	$26,140	$28,798
Net income (loss) from discontinued operations	-	(71)	209
Net income	34,899	26,069	29,007
Preferred stock dividends	-	(320)	(574)
Net income available to common shareholders	34,899	25,749	28,433
Dividends and undistributed earnings allocated to participating securities	(397)	(331)	(434)
Earnings allocated to common shares (1)	$34,502	$25,418	$27,999

Weighted average common shares - issued	41,379,894	40,991,762	40,616,022
Average unvested restricted share awards	(470,414)	(522,238)	(609,276)
Weighted average common shares outstanding - basic	40,909,480	40,469,524	40,006,746
Effect of dilutive stock options, awards and warrants outstanding	215,433	255,524	205,847
Weighted average common shares outstanding - diluted	41,124,913	40,725,048	40,212,593
Weighted average antidilutive securities outstanding (2)	125,022	154,714	676,248

Earnings per common share:
Basic - continuing	$0.84	$0.63	$0.69
Diluted - continuing	$0.84	$0.62	$0.69
Basic - discontinued	$-	$0.00	$0.01
Diluted - discontinued	$-	$0.00	$0.01
Basic	$0.84	$0.63	$0.70
Diluted	$0.84	$0.62	$0.70

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

The 2005 Equity Incentive Plan (the 2005 Plan) originally authorized the issuance 1,250,000 shares of common stock.  The 2005 Plan was amended at the May 15, 2008 Annual Shareholders Meeting to increase the authorized shares available under the plan to 2,750,000 shares of common stock and shares available for restricted stock awards was increased by 250,000 shares to 500,000 shares. The 2005 Plan was further amended at the May 20, 2010 Annual Shareholders Meeting to increase the authorized shares available under the plan to 3,750,000 shares of common stock and shares available for restricted stock awards was increased by 1,500,000 shares to 2,000,000 shares. The 2005 Plan was amended at the May 15, 2014 Annual Shareholders Meeting to increase the authorized shares available to 5,250,000 and remove the restriction on the number of restricted stock awards.  Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2016, totaled 2,421,120.

During 2016,  2015 and 2014, the Company recognized compensation expense from continuing operations of $3.2 million, $3.3 million and $3.1 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year. Pursuant to the adoption of ASU 2016-09 in 2016, the Company has elected to recognize forfeitures as they occur.  The Company recognized an income tax benefit of $1.2 million on compensation expense for 2016,  2015 and 2014.  In addition, the Company recognized excess tax benefits of $0.3 million as a reduction to income tax in 2016.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2016, 2015 and 2014:

	2016			2015			2014
		Range			Range			Range
	Weighted			Weighted			Weighted
	average	Low	High	average	Low	High	average	Low	High
Risk-free interest rate	1.38%	0.87%	1.99%	1.38%	0.99%	1.84%	1.38%	0.79%	1.82%
Expected dividend yield	1.47%	1.27%	1.66%	1.36%	1.25%	1.41%	1.27%	1.05%	1.49%
Expected volatility	28.61%	25.92%	34.27%	33.15%	25.90%	37.65%	40.34%	29.38%	52.50%
Expected life (years)	3.9			4.0			3.9

The following table summarizes changes in stock option awards for the year ended December 31, 2016:

	2016
		Weighted average
Stock Option Awards	Shares	exercise price
Outstanding - beginning of year	461,050	$8.87
Granted	57,233	11.95
Exercised	(216,268)	7.77
Forfeited	(16,016)	6.67
Outstanding - end of year	285,999	$10.45
Exercisable - end of year	178,521	$9.56

There were 285,999 options vested or expected to vest with a weighted average price of $10.45 at December 31, 2016. The weighted-average remaining terms at December 31, 2016 for options outstanding, vested or expected to vest and options exercisable at the end of the period were 4.0,  4.0 and 2.9 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest, and options exercisable at December 31, 2016 was $1.8 million, $1.8 million and $1.3 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $2.77,  $2.57 and $3.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.1 million, $0.8 million and $0.7 million, respectively.

The following table summarizes the Company’s outstanding stock options:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	exercise	remaining	Number	exercise
Range of exercise price	outstanding	price	life (years)	exercisable	price
$6.00 - $7.54	78,834	$7.14	1.2	78,834	$7.14
$7.57 - $11.07	58,516	10.18	4.4	32,850	9.78
$11.08 - $12.06	58,750	11.50	4.8	32,918	11.46
$12.10 - $12.65	57,820	12.46	5.8	13,669	12.40
$12.70 - $15.20	32,079	13.50	5.7	20,250	13.61
	285,999	$10.45	4.0	178,521	$9.56

The following table summarizes changes in restricted stock awards for the year ended December 31, 2016:

	2016
		Weighted average
		grant date
Restricted Stock Awards	Shares	fair value
Unvested - beginning of year	500,034	$10.85
Granted	282,750	11.54
Vested	(290,694)	10.43
Forfeited	(24,887)	11.45
Unvested - end of year	467,203	$11.50

Fair value of vested shares (in thousands)		$3,344

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014, was $11.54,  $11.52 and $11.33, respectively.  The fair value of restricted stock amounts vested during the years ended December 31, 2016, 2015 and 2014 was $3.3 million, $4.5 million and $3.9 million, respectively.

At December 31, 2016, there was $3.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	For the year ended December 31,
	2016	2015	2014
Available ESPP shares - beginning of year	233,879	273,188	116,637
Plan amendment increasing available shares	-	-	200,000
Purchases	(36,813)	(39,309)	(43,449)
Available ESPP shares - end of year	197,066	233,879	273,188

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the Internal Revenue Service.  The Company may also make discretionary contributions within the limits of the 401(k) Plan and Internal Revenue Service limitations.  The Company matched 4.5%,  3.0% and 4.5% of eligible compensation for the years ended December 31, 2016 2015 and 2014.  Employer contributions charged to expense for the years ended December 31, 2016, 2015 and 2014 were $1.8 million, $1.3 million and $1.5 million, respectively, and are included in the consolidated statements of income under the caption “Salaries and employee benefits.”

16. Commitments and Contingencies

Lease Commitments — The Company has various operating lease agreements for office space. Generally, leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms.  Leasehold improvements are amortized over the useful life of the improvements or the lease term if shorter.  Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2016, 2015 and 2014, was $5.8 million, $4.9 million and $5.1 million, respectively.  The Company entered into sublease agreements for two leased locations and at December 31, 2016, future minimum sublease payments to be received are $1.1 million.

A director holds interests in a bank location currently leased by the Company and interests in the building where the Company leased its former corporate offices.  Rent payments under the related party leases were $2.1 million for the years ended December 31, 2016, 2015 and 2014, and the Company was current on these lease obligations at all times.  Future contractual obligations of $0.2 million will be paid to entities controlled by the director and are included in the table below of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31,
(in thousands)	Amount
2017	$5,123
2018	5,021
2019	3,730
2020	3,190
2021	2,193
Thereafter	14,094
Total	$33,351

In January 2016, the Company entered into a new lease for facilities at 1401 Lawrence Street, Denver, Colorado.  The leased space became the primary executive offices for the Company and includes approximately 44,000 square feet space of office space and 4,000 square feet of ground level retail space for a banking facility.  The Company took possession of the space on June 1, 2016 and commenced operations from that location in November 2016.  The lease term is for 12 years with first year base rent of $1.5 million escalating 2% annually.  The lease is cancelable after nine years subject to a termination fee of up to $1.6 million.

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements:

	At December 31,
(in thousands)	2016	2015
Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$887,627	$855,484

Commitments to originate consumer loans — personal lines of credit and equity lines	$41,376	$35,446

Overdraft protection plans	$22,919	$17,127

Letters of credit	$26,631	$30,313

Unfunded commitments for unconsolidated investments	$6,664	$6,351

Company guarantees	$3,127	$2,950

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $11.5 million in limited partnership interests of four entities, of which $6.7 million was unfunded at December 31, 2016. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers.  The Company also provides guarantees to the FHLB for certain forgivable loans used to support affordable housing in our market areas.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2016, the Company held 81,924 shares of Federal Reserve Bank stock with a fair value of $4.1 million(subscription value of $50).  This investment represents 50% of the par value due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $4.1 million due to the Federal Reserve Bank may be callable at its discretion.

Employment Contracts — Certain officers of the Company have entered into employment agreements providing for salaries and fringe benefits. In addition, severance is provided in the event of termination for other than cause, and under certain changes in control, a payment is required.

Indemnification Agreements — The Company is subject to certain indemnification obligations in conjunction with agreements signed with officers and directors of the Company.  The indemnification agreements require the Company to indemnify against judgments, fines, penalties and amounts paid in settlements incurred in connection with civil or criminal action or proceedings, as it relates to their services to the Company.  To the extent the Company maintains an insurance policy or policies providing directors’ and officers’ liability insurance, the Indemnitee will be covered to the maximum extent of the coverage available for any director or officer of the Company.  However, certain indemnification payments may not be covered under the Company’s directors’ and officers’ insurance coverage.  The rights of the Indemnitee under the indemnification agreement are in addition to any rights the Indemnitee may have under the Company’s articles of incorporation or bylaws.  While the likelihood is remote, payments under these indemnification agreements could materially affect net income in a particular quarter or annual period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of regulatory capital (as defined in the regulations) to risk-weighted assets and of regulatory capital to average assets.  At December 31, 2016 and 2015, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

In January 2015, the Company implemented the Basel III capital rules adopted by the federal banking agencies in 2014.  Basel III imposed higher minimum capital requirements, created a new Common Equity Tier 1 capital requirement, established a Capital Conservation Buffer (CCB) and changed the risk-weighting guidelines for various assets types.  The CCB, which became effective in 2016, is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2016 is 0.625% and increases 0.625% annually through 2019 to 2.5%.

At December 31, 2016, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following tables present amounts at December 31, 2016 and 2015 under the Basel III guidelines.

	At December 31, 2016		Capitalized ratio
	Bank	Company		Minimum ratio plus
(in thousands)	Ratios	Ratios	Well(1)	fully phased-in CCB
Common equity tier 1 capital	11.9%	9.8%	6.5%	7.0%
Tier 1 capital	11.9%	11.6%	8.0%	8.5%
Total capital	12.9%	14.5%	10.0%	10.5%
Tier 1 leverage	10.4%	10.2%	5.0%	4.0%

	At December 31, 2015		Capitalized ratio
	Bank	Company		Minimum ratio plus
(in thousands)	Ratios	Ratios	Well(1)	fully phased-in CCB
Common equity tier 1 capital	10.9%	8.8%	6.5%	7.0%
Tier 1 capital	10.9%	10.5%	8.0%	8.5%
Total capital	12.1%	13.7%	10.0%	10.5%
Tier 1 leverage	10.1%	9.8%	5.0%	4.0%

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

Available for Sale Securities – At December 31, 2016, the Company holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the market is not active and are therefore classified as Level 2 or 3.  In the second quarter of 2016, the Company transferred a TPS from Level 2 to Level 3 due to the lack of recent market activity.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.   Unrealized gains on TPS Level 3 transfers and total net unrealized gains recognized in AOCI at December 31, 2016 and 2015 were immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At December 31, 2016 and 2015, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$37,624	$4,283	$23,893	$9,448
Corporate debt securities	92,077	-	92,077	-
Municipal securities	3,280	-	3,280	-
Total available for sale securities	$132,981	$4,283	$119,250	$9,448

Derivatives:
Fair value hedge	$476	$-	$476	$-
Non-designated hedges	2,755	-	2,755	-
Foreign exchange forward contracts	52	-	52	-
Total derivative assets	$3,283	$-	$3,283	$-

Liabilities
Derivatives:
Cash flow hedge	$7,639	$-	$7,639	$-
Fair value hedge	845	-	845	-
Non-designated hedges	2,736	-	2,736	-
Foreign exchange forward contracts	5	-	5	-
Total derivative liabilities	$11,225	$-	$11,225	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$46,083	$13,090	$27,183	$5,810
Corporate debt securities	103,736	-	103,736	-
Municipal securities	3,866	-	3,866	-
Total available for sale securities	$153,685	$13,090	$134,785	$5,810

Derivatives:
Cash flow hedge	$578	$-	$578	$-
Fair value hedge	117	-	117	-
Non-designated hedges	3,092	-	3,092	-
Foreign exchange forward contracts	109	-	109	-
Total derivative assets	$3,896	$-	$3,896	$-

Liabilities
Derivatives:
Cash flow hedge	$4,981	$-	$4,981	$-
Fair value hedge	1,574	-	1,574	-
Non-designated hedges	3,275	-	3,275	-
Foreign exchange forward contracts	59	-	59	-
Total derivative liabilities	$9,889	$-	$9,889	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2016	2015
Beginning balance	$5,810	$6,754
Transfers and purchases	3,276	-
Net accretion	89	60
Sales / calls / maturities	-	(985)
Unrealized gain (loss) included in comprehensive income	273	(19)
Ending balance	$9,448	$5,810

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

Impaired Loans – Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal, a new evaluation, or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value has occurred.  The Company classified these impaired loans as Level 3.

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2016
Impaired loans	$1,425	$-	$-	$1,425
OREO	$5,351	$-	$-	$5,351

At December 31, 2015
Impaired loans	$6,296	$-	$-	$6,296
OREO	$5,351	$-	$-	$5,351

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain (loss) for the year ended
	December 31,
(in thousands)	2016	2015	2014
Impaired loans	$2,831	$(5,980)	$(353)
OREO	-	69	1,459

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At December 31,
(in thousands)	2016	2015
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net gain on securities, other assets and other real estate owned.”  Below is a summary of OREO transactions for the years ended December 31, 2016 and 2015

(in thousands)	2016	2015
Beginning OREO balance	$5,079	$5,819
Additions	-	-
Sales	-	(809)
Net gain on sale and valuation adjustments	-	69
Ending OREO balance	$5,079	$5,079

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

	At December 31, 2016
	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$9,448	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	13%	1% to 28%

Impaired loans:
Commercial	$1,057	Sales comparison	(1)	Management discount for asset type	59%	0% - 76%
Real estate - mortgage	269	Sales comparison	(2)	Sales comparison adjustments	18%	NA
Consumer	99	Sales comparison	(2)	Sales comparison adjustments	(1)%	(11)% - 10%
Total impaired loans	$1,425
OREO:
Commercial	$190	Property appraisals	(2)	Management discount for property type	0%	0%
Construction & land	5,161	Property appraisals	(2)	Management discount for property type	17%	NA
Total OREO	$5,351

	At December 31, 2015

	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$5,810	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	15%	1% to 18%

Impaired loans:
Commercial	$5,006	Sales comparison	(1)	Management discount for asset type	47%	0% to 81%
Commercial	667	Sales comparison	(2)	Sales comparison adjustments	(32)%	NA
Real estate - mortgage	487	Sales comparison	(2)	Sales comparison adjustments	12%	(15)% to 17%
Construction & land	27	Sales comparison	(2)	Sales comparison adjustments	(24)%	NA
Consumer	109	Sales comparison	(2)	Sales comparison adjustments	11%	(2)% to 14%
Total impaired loans	$6,296
OREO:
Commercial	$190	Property appraisals	(2)	Management discount for property type	0%	0%
Construction & land	5,161	Property appraisals	(2)	Management discount for property type	17%	NA
Total OREO	$5,351

(1)	Discount represents management discounts applied to market valuation of various business assets, including accounts receivable and inventory.
(2)

The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals.  The majority of the appraisals utilize at least two valuation approaches or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving similar or comparable properties are used to determine fair value.  Appraisals may include an ‘as is’ and ‘upon completion’ valuation scenarios.  Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data.  Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values.  Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal.  Positive adjustments disclosed in this table represent increases to the sales comparison and negative adjustment represent decreases.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$96,050	$96,050	$67,312	$67,312
Investment securities available for sale	132,981	132,981	153,685	153,685
Investment securities held to maturity	366,041	363,178	346,666	345,576
Other investments	11,365	11,365	12,461	12,461
Loans — net	2,900,812	2,868,091	2,658,519	2,647,448
Accrued interest receivable	12,223	12,223	10,362	10,362
Derivatives	3,283	3,283	3,896	3,896

Financial liabilities:
Deposits	$3,029,783	$3,029,226	$2,741,712	$2,741,366
Securities sold under agreements to repurchase	27,639	26,101	47,459	45,474
Short-term borrowings	106,230	106,230	132,000	132,000
Accrued interest payable	1,038	1,038	1,134	1,134
Subordinated notes payable	59,111	58,681	59,031	59,080
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	11,225	11,225	9,889	9,889

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2016 and 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

19. Segments

The Company’s segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The Commercial Banking segment consists of the operations of CoBiz Bank, a full-service business banking institution.  Services provided include commercial, real estate, and private banking as well as treasury management, interest-rate hedging, and depository products.

The Fee-Based Lines segment consists of businesses offering products and services that are financial in nature and for which revenues are based on a percentage of an underlying basis such as managed assets or paid premiums.  Activities in this segment include investment advisory through CoBiz Wealth, LLC and insurance brokerage through CoBiz Insurance, Inc.  CoBiz Wealth, LLC provides investment management advisory services to affluent individuals, families and businesses.  CoBiz Insurance, Inc. offers property and casualty (P&C) and employee benefit group insurance (EB) broker agency to small to mid-sized employers, commercial enterprises and individual lines to their owners.

As discussed in Note 2 – Discontinued Operations, the Company ceased the operations of GMB in the first quarter of 2015.  The results of GMB’s operations are reported within the Fee-Based Lines segment as discontinued operations for all periods presented.

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

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by operating segment are as follows:

	For the year ended December 31, 2016
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$127,403	$2	$377	$127,782
Total interest expense	4,427	25	7,279	11,731
Provision for loan losses	(1,816)	-	(285)	(2,101)
Noninterest income	14,050	18,282	1,828	34,160
Noninterest expense	38,159	17,422	49,650	105,231
Management fees and allocations	27,912	1,673	(29,585)	-
Provision (benefit) for income taxes	32,606	372	(20,796)	12,182
Net income (loss)	$40,165	$(1,208)	$(4,058)	$34,899

Depreciation and amortization	$2,613	$807	$112	$3,532

Identifiable assets at December 31, 2016	$3,593,528	$11,053	$25,732	$3,630,313

	For the year ended December 31, 2015
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$119,896	$2	$1,368	$121,266
Total interest expense	3,947	44	5,599	9,590
Provision for loan losses	6,837	-	(417)	6,420
Noninterest income	11,427	17,879	1,361	30,667
Noninterest expense	37,849	16,331	45,997	100,177
Management fees and allocations	25,225	1,334	(26,559)	-
Provision (benefit) for income taxes	27,679	643	(18,716)	9,606
Net income (loss) from continuing operations	29,786	(471)	(3,175)	26,140
Loss from discontinued operations, net of tax	-	(71)	-	(71)
Net income (loss)	$29,786	$(542)	$(3,175)	$26,069

Depreciation and amortization	$2,430	$792	$33	$3,255

Identifiable assets at December 31, 2015	$3,317,977	$10,554	$23,236	$3,351,767

	For the year ended December 31, 2014
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$113,888	$6	$423	$114,317
Total interest expense	4,394	41	3,994	8,429
Provision for loan losses	(3,346)	-	(809)	(4,155)
Noninterest income	9,940	16,886	1,083	27,909
Noninterest expense	35,602	15,140	43,394	94,136
Management fees and allocations	23,988	1,115	(25,103)	-
Provision (benefit) for income taxes	30,926	690	(16,598)	15,018
Net income (loss) from continuing operations	32,264	(94)	(3,372)	28,798
Income from discontinued operations, net of tax	-	209	-	209
Net income (loss)	$32,264	$115	$(3,372)	$29,007

Depreciation and amortization	$2,316	$949	$21	$3,286

Identifiable assets at December 31, 2014	$3,025,107	$14,979	$22,080	$3,062,166

20. Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below.  Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets	At December 31,
(in thousands)	2016	2015
Assets:
Cash on deposit at subsidiary bank	$16,588	$20,105
Investment in bank subsidiary	377,104	347,076
Investment in non-bank subsidiaries	25,792	26,500
Accounts receivable from bank subsidiary	7,916	7,048
Accounts receivable from non-bank subsidiaries	1,398	534
Other	17,350	14,248
Total assets	$446,148	$415,511

Liabilities and shareholders' equity:

Liabilities:
Accounts payable to bank subsidiary	$3,902	$4,931
Accounts payable to non-bank subsidiaries	4,306	3,857
Subordinated notes payable	59,111	59,031
Junior subordinated debentures	72,166	72,166
Other liabilities	4,353	1,990
Total liabilities	143,838	141,975

Shareholders' equity	302,310	273,536
Total liabilities and shareholders' equity	$446,148	$415,511

Condensed Statements of Income	For the years ended December 31,
(in thousands)	2016	2015	2014
Income:
Management fees	$3,908	$3,872	$4,397
Dividends from bank subsidiary	8,861	8,221	8,116
Dividends from non-bank subsidiaries	1,070	2,962	1,898
Interest income	171	195	181
Other income	1,847	1,380	1,102
Total income	15,857	16,630	15,694

Expense:
Salaries and employee benefits	4,147	4,518	4,408
Interest expense	7,383	5,737	4,122
Other expense	2,260	2,614	2,203
Total expense	13,790	12,869	10,733
Income before income taxes	2,067	3,761	4,961
Benefit for income taxes	(2,898)	(2,751)	(1,402)
Net income before equity in undistributed
earnings of subsidiaries	4,965	6,512	6,363
Equity in undistributed earnings of subsidiaries	29,934	19,557	22,644
Net income	$34,899	$26,069	$29,007

Condensed Statements of Cash Flows	For the years ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$34,899	$26,069	$29,007
Equity in undistributed earnings of subsidiaries	(29,934)	(19,557)	(22,644)
Stock-based compensation	631	620	584
Change in other assets and liabilities	2,509	(7,480)	2,205
Net cash provided by (used in) operating activities	8,105	(348)	9,152

Cash flows from investing activities:
Net advances (to) from subsidiaries	(2,162)	1,095	(3,372)
Other	(2,829)	(27)	(31)
Net cash provided by (used in) investing activities	(4,991)	1,068	(3,403)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,118	1,733	1,570
Taxes paid in net settlement of restricted stock	(891)	(1,207)	(1,045)
Proceeds from issuance of notes payable	-	59,250	-
Redemption of preferred stock	-	(57,366)	-
Dividends paid on common stock	(7,858)	(6,953)	(6,076)
Dividends paid on preferred stock	-	(463)	(574)
Other	-	(104)	129
Net cash used in financing activities	(6,631)	(5,110)	(5,996)

Net decrease in cash and cash equivalents	(3,517)	(4,390)	(247)
Cash and cash equivalents - beginning of year	20,105	24,495	24,742
Cash and cash equivalents - end of year	$16,588	$20,105	$24,495

21. Supplemental Financial Data

Other income and Other expense as shown in the consolidated statements of income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

Other noninterest income	Year ended December 31,
(in thousands)	2016	2015	2014
Loan fees	$2,853	$1,787	$1,965
Other customer service fees	2,704	2,497	2,170
Bank-owned life insurance	1,367	1,334	1,594
Other investments	2,477	1,312	(56)
Derivative valuation	281	(24)	(320)
Other	137	20	72
Total	$9,819	$6,926	$5,425

Other noninterest expense	Year ended December 31,
(in thousands)	2016	2015	2014
Marketing and business development	$2,879	$2,799	$2,945
Service contracts	5,281	4,545	3,880
Professional fees	2,917	2,818	2,316
Office supplies and delivery	1,357	1,461	1,540
Other	3,677	3,517	3,544
Total	$16,111	$15,140	$14,225

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

	2016				2015
(in thousands)	Q4	Q3(1)	Q2	Q1	Q4(2)	Q3	Q2	Q1
Interest income	$32,779	$32,308	$31,500	$31,195	$31,081	$30,177	$30,044	$29,964
Interest expense	2,891	2,907	2,967	2,966	2,845	2,810	1,972	1,963
Net interest income	29,888	29,401	28,533	28,229	28,236	27,367	28,072	28,001
Income before income taxes	11,825	13,812	11,729	9,715	5,114	9,291	10,596	10,745
Net income from continuing operations	8,733	10,269	8,532	7,365	4,400	6,954	7,383	7,403
Loss from discontinued operations, net of tax	-	-	-	-	-	-	-	(71)
Net income	8,733	10,269	8,532	7,365	4,400	6,954	7,383	7,332

Basic earnings per share(3)	$0.21	$0.25	$0.21	$0.18	$0.11	$0.17	$0.17	$0.18

Diluted earnings per share(3)	$0.21	$0.25	$0.21	$0.18	$0.11	$0.17	$0.17	$0.18

(1)	Net income for the third quarter of 2016 benefited from noninterest income of $1.4 million on other investments and a $1.2 million provision for loan loss reversal.
(2)	Net income for the fourth quarter of 2015 includes the impact of a $5.4 million provision for loan loss. See Note 4 – Loans for additional information.
(3)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal earnings per share for the year as disclosed elsewhere in this report.