Form 10-Q
period 2017-03-31
COBIZ FINANCIAL INC
filed 2017-04-28
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitions period from ______________ to ______________

Commission File Number 001-15955

CoBiz Financial Inc.
(Exact name of registrant as specified in its charter)

COLORADO	84-0826324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1401 Lawrence St., Ste. 1200
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

There were 41,736,828 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April 26, 2017.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At March 31, 2017 and December 31, 2016

	March 31,	December 31,
(in thousands, except share amounts)	2017	2016
Assets
Cash and due from banks	$59,086	$69,333
Interest-bearing deposits and federal funds sold	28,445	26,717
Total cash and cash equivalents	87,531	96,050

Investment securities available for sale (cost of $166,045 and $130,308, respectively)	170,541	132,981
Investment securities held to maturity (fair value of $386,695 and $363,178, respectively)	387,989	366,041
Other investments	13,576	11,365
Total investments	572,106	510,387

Loans - net of allowance for loan losses of $34,211 and $33,293, respectively	2,952,857	2,900,812
Intangible assets - net of amortization of $7,254 and $7,104, respectively	1,176	1,326
Bank-owned life insurance	54,024	53,674
Premises and equipment - net of depreciation of $38,725 and $38,269, respectively	10,817	11,019
Accrued interest receivable	12,091	12,223
Deferred income taxes, net	17,251	19,901
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	5,079	5,079
Other	18,410	19,842
TOTAL ASSETS	$3,731,342	$3,630,313

Liabilities
Deposits
Noninterest-bearing demand	$1,273,305	$1,282,463
Interest-bearing demand	704,659	714,062
Money market	910,089	861,856
Savings	20,192	19,561
Certificates of deposits	141,856	151,841
Total deposits	3,050,101	3,029,783
Securities sold under agreements to repurchase	59,825	27,639
Other short-term borrowings	155,000	106,230
Accrued interest and other liabilities	24,910	33,074
Subordinated notes payable - net of unamortized discount and issuance costs of $869 and $889, respectively	59,131	59,111
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,421,133	3,328,003

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,731,028 and 41,555,208 issued and outstanding, respectively	414	411
Additional paid-in capital	199,039	197,758
Retained earnings	109,315	103,575
Accumulated other comprehensive income (AOCI), net of income tax of $879 and $348, respectively	1,441	566
TOTAL SHAREHOLDERS' EQUITY	310,209	302,310
TOTAL LIABILITIES AND EQUITY	$3,731,342	$3,630,313

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended
	March 31,
(in thousands, except per share amounts)	2017	2016
INTEREST INCOME:
Interest and fees on loans	$29,391	$27,682
Interest and dividends on investment securities:
Taxable securities	3,198	3,118
Nontaxable securities	288	179
Dividends on securities	148	173
Interest on federal funds sold and other	56	43
Total interest income	33,081	31,195
INTEREST EXPENSE:
Interest on deposits	987	905
Interest on short-term borrowings and securities sold under agreements to repurchase	184	222
Interest on subordinated debentures and notes payable	1,832	1,839
Total interest expense	3,003	2,966
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	30,078	28,229
Provision for loan losses	607	370
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	29,471	27,859
NONINTEREST INCOME:
Service charges	1,745	1,485
Investment advisory income	1,531	1,450
Insurance income	3,122	3,050
Other income	1,930	1,703
Total noninterest income	8,328	7,688
NONINTEREST EXPENSE:
Salaries and employee benefits	19,120	17,629
Occupancy expenses, premises and equipment	3,605	3,490
Amortization of intangibles	150	150
FDIC and other assessments	250	457
Other real estate owned and loan workout costs	89	156
Net (gain) loss on securities, other assets and other real estate owned	(345)	3
Other expense	4,245	3,947
Total noninterest expense	27,114	25,832
INCOME BEFORE INCOME TAXES	10,685	9,715
Provision for income taxes	2,071	2,350
NET INCOME	$8,614	$7,365

EARNINGS PER COMMON SHARE:
Basic	$0.21	$0.18
Diluted	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended
	March 31,
(in thousands)	2017	2016
Net income	$8,614	$7,365
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain (loss)	1,820	(999)
Reclassification to operations	3	3
	1,823	(996)
Held to maturity securities:
Reclassification to operations	(454)	(428)
	(454)	(428)
Cash flow hedges:
Net unrealized loss	(72)	(1,692)
Reclassification to operations	109	277
	37	(1,415)
Total other comprehensive income (loss) items	$1,406	$(2,839)

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$688	$(380)
Reclassification to operations	1	1
	689	(379)
Held to maturity securities:
Reclassification to operations	(173)	(162)
	(173)	(162)
Cash flow hedges:
Net unrealized loss	(27)	(643)
Reclassification to operations	42	105
	15	(538)
Total income tax provision (benefit)	$531	$(1,079)
Other comprehensive income (loss), net of tax	875	(1,760)
Comprehensive income	$9,489	$5,605

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended
	March 31,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,614	$7,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,473	1,199
Provision for loan losses	607	370
Stock-based compensation	985	969
Deferred income taxes	2,104	4,091
Bank-owned life insurance	(349)	(357)
Net (gain) loss on securities, other assets and other real estate owned	(345)	3
Other operating activities, net	(436)	1,000
Changes in operating assets and liabilities:
Other assets	1,358	(213)
Other liabilities	(6,199)	(7,184)
Net cash provided by operating activities	7,812	7,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(4,440)	(5,559)
Proceeds from other investments	2,772	3,408
Purchase of investment securities available for sale	(53,336)	-
Purchase of investment securities held to maturity	(41,319)	(797)
Maturity, call and principal payments on investment securities available for sale	17,500	4,412
Maturity, call and principal payments on investment securities held to maturity	16,920	13,039
Net proceeds from sale of loans, OREO and repossessed assets	-	60
Loan originations and repayments, net	(52,738)	(21,365)
Purchase of premises and equipment	(1,046)	(1,034)
Other investing activities, net	657	-
Net cash used in investing activities	(115,030)	(7,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	30,303	35,595
Net decrease in certificates of deposits	(9,985)	(2,943)
Net increase (decrease) in short-term borrowings	48,770	(25,473)
Net increase (decrease) in securities sold under agreements to repurchase	32,186	(8,318)
Proceeds from issuance of common stock	608	472
Taxes paid in net settlement of restricted stock	(1,105)	(855)
Dividends paid on common stock	(2,078)	(1,847)
Net cash provided by (used in) financing activities	98,699	(3,369)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,519)	(3,962)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,050	67,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,531	$63,350

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

Organization — The Bank is a commercial banking institution with seven locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and four in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the FDIC) and the Bank is subject to supervision, regulation and examination by the Federal Reserve System (Federal Reserve), Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal property and casualty (P&C) insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information,  the instructions to Form 10-Q and, where applicable, prevailing practices within the financial services industry.  The December 31, 2016 condensed consolidated balance sheet has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

These Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (SEC).

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at March 31, 2017 or December 31, 2016.

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

	Three months ended
	March 31,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$2,210	$2,252
Income taxes	1,339	2,724

Other noncash activities:
Loans transferred to held for sale	$-	$60

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At March 31, 2017 and December 31, 2016, the Company had no trading securities.

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

Loans Held for Sale — Loans held for sale include loans the Company has demonstrated its ability and intent to sell.  Loans held for sale are primarily nonperforming loans.  Loans held for sale are carried at the lower of cost or fair value and are evaluated on a loan-by-loan basis.

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

Bank-Owned Life Insurance (BOLI) – The Bank has invested in BOLI policies to fund certain future employee benefit costs.  The policies are recorded at net realizable value.  Changes in the amount that could be realized, including death benefits in excess of the carrying amount, are recorded in the Condensed Consolidated Statements of Income as “Other income”.

Derivative Instruments — Derivative financial instruments are accounted for at fair value. The Company utilizes interest rate swaps to hedge a portion of its exposure to interest rate changes. These instruments are accounted for as cash flow hedges, as defined by ASC Topic 815, Derivatives and Hedging (ASC 815). The Company also uses interest rate swaps to hedge against adverse changes in fair value on fixed-rate loans.  These instruments are accounted for as fair value hedges in accordance with ASC 815.  The net cash flows from the cash flow and fair value hedges are classified in operating activities within the Condensed Consolidated Statements of Cash Flows with the hedged items.  The Company also offers an interest-rate hedge program that includes various derivative products, including swaps, to customers of the Bank. The fair value amounts recognized for derivative instruments and the fair value amounts recognized for the right to reclaim or obligation to return cash collateral are not offset when represented under a master netting arrangement.  The Company also uses foreign currency forward contracts (FX forwards) giving it the right to sell underlying currencies at specified future dates and predetermined prices in order to mitigate foreign exchange risk associated with long positions.  FX forwards are carried at fair value with changes in value recognized in current earnings as the contracts are not designated as hedging instruments.

Fair Value Measurements — The Company measures financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities pursuant to ASC Topic 820, Fair Value Measurement and Disclosures (ASC 820).  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

2.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. The Company is currently evaluating the effects of these ASUs on its financial

10 | Page

statements and disclosures, if any.  The Company expects these ASUs to have more of an impact on the Fee-Based Lines segment than Commercial Banking segment, which generates the majority of the Company’s revenue.  The Company has conducted its initial assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09.  Revenue from the Fee-Based Lines segment includes property and casualty brokerage income, employee benefit brokerage income and investment advisory income which totaled $18.3 million in 2016.  While the timing of revenue recognition from these sources may change, the Company does not expect a material impact to its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by reviewing all existing lease arrangements.  Preliminarily, the Company expects the primary impact of ASU 2016-02 will relate to its office locations, the majority of which are designated as operating leases.  The Company has future operating lease obligations for its locations of $33.4 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit.  ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held to maturity (HTM) debt securities) to be presented at the net amount expected to be collected.  This will be accomplished through recognition of an estimate of all current expected credit losses.  The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts.  This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP.  In addition, credit losses on available for sale (AFS) debt securities will be recorded through an allowance for credit losses rather than as a write-down.  Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (ASU 2017-05). ASU 2017-05 is intended to clarify that Subtopic 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies.  ASU 2017-05 also adds guidance for partial sales of nonfinancial assets and eliminates rules specifically addressing sales of real estate.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the effects of ASU 2017-05 on its financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument.  ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date.  There are no accounting changes for securities held at a discount.  This ASU is effective for annual periods and interim periods within those annual periods beginning

11 | Page

after December 15, 2018, and early adoption is permitted.  ASU 2017-08 will be applied through a cumulative effect adjustment through retained earnings (modified-retrospective approach).  The Company is currently evaluating the effects of ASU 2017-08 on its financial statements and disclosures.

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three months ended March 31, 2017 and 2016.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2017	2016
Net income available to common shareholders	$8,614	$7,365
Dividends and undistributed earnings allocated to participating securities	(93)	(88)
Earnings allocated to common shares (1)	$8,521	$7,277

Weighted average common shares - issued	41,606,755	41,181,211
Average unvested restricted share awards	(445,315)	(490,931)
Weighted average common shares outstanding - basic	41,161,440	40,690,280
Effect of dilutive stock options and awards outstanding	423,147	138,612
Weighted average common shares outstanding - diluted	41,584,587	40,828,892
Weighted average antidilutive securities outstanding (2)	10,544	209,792

Earnings per common share:
Basic	$0.21	$0.18
Diluted	$0.20	$0.18

Dividends declared per share	$0.050	$0.045

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

12 | Page

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At March 31, 2017				At December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$36,502	$3,078	$255	$39,325	$36,450	$1,707	$533	$37,624
Corporate debt securities	126,282	1,654	26	127,910	90,593	1,505	21	92,077
Municipal securities	3,261	49	4	3,306	3,265	33	18	3,280
Total AFS	$166,045	$4,781	$285	$170,541	$130,308	$3,245	$572	$132,981
Held to maturity securities (HTM):
Mortgage-backed securities	$342,013	$266	$1,844	$340,435	$319,978	$186	$2,531	$317,633
Trust preferred securities	10,645	807	277	11,175	10,620	522	267	10,875
Municipal securities	35,331	74	320	35,085	35,443	10	783	34,670
Total HTM	$387,989	$1,147	$2,441	$386,695	$366,041	$718	$3,581	$363,178

The amortized cost and estimated fair value of investments in debt securities at March 31, 2017, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$23,491	$23,652	$872	$871
Due after one year through five years	87,151	88,212	23,403	23,397
Due after five years through ten years	24,624	25,470	2,564	2,586
Due after ten years	30,779	33,207	19,137	19,406
Mortgage-backed securities	-	-	342,013	340,435
	$166,045	$170,541	$387,989	$386,695

The Company uses investment securities to collateralize public deposits.  Investment securities with an approximate fair value of $136.9 million and $143.6 million were pledged to secure public deposits of $102.7 million and $95.8 million at March 31, 2017 and December 31, 2016, respectively.

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

For debt securities that are considered other-than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at March 31, 2017 and December 31, 2016.

13 | Page

There were 140 and 165 securities in the tables below at March 31, 2017 and December 31, 2016, respectively, in an unrealized loss position.

	March 31, 2017
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$7,671	$255	$-	$-	$7,671	$255
Corporate debt securities	8,256	26	-	-	8,256	26
Municipal securities	458	4	-	-	458	4
Total AFS	$16,385	$285	$-	$-	$16,385	$285

HTM
Mortgage-backed securities	$205,083	$1,560	$40,752	$284	$245,835	$1,844
Trust preferred securities	-	-	4,875	277	4,875	277
Municipal securities	25,673	320	-	-	25,673	320
Total HTM	$230,756	$1,880	$45,627	$561	$276,383	$2,441

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$14,979	$526	$995	$7	$15,974	$533
Corporate debt securities	14,482	21	-	-	14,482	21
Municipal securities	1,214	18	-	-	1,214	18
Total AFS	$30,675	$565	$995	$7	$31,670	$572

HTM
Mortgage-backed securities	$217,604	$2,107	$52,332	$424	$269,936	$2,531
Trust preferred securities	4,175	94	700	173	4,875	267
Municipal securities	30,207	783	-	-	30,207	783
Total HTM	$251,986	$2,984	$53,032	$597	$305,018	$3,581

Other investments at March 31, 2017 and December 31, 2016, consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Bank stocks — at cost	$11,403	$9,192
Investment in statutory trusts — equity method	2,173	2,173
Total	$13,576	$11,365

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At March 31, 2017, the Company did not consider the investment to be other-than-temporarily impaired.

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

•	Other loans – Other loans include lending products, such as taxable and tax exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at March 31, 2017 and December 31, 2016 were as follows:

(in thousands)	At March 31, 2017	At December 31, 2016
Commercial	$1,240,892	$1,217,001
Real estate - mortgage	1,197,740	1,171,596
Construction & land	167,742	175,738
Consumer	271,687	266,947
Other	110,046	103,616
Loans held for investment	2,988,107	2,934,898

Allowance for loan losses	(34,211)	(33,293)
Unearned net loan fees	(1,039)	(793)
Total net loans	$2,952,857	$2,900,812

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
15 | Page

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

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2017 and December 31, 2016 is summarized below:

	At March 31, 2017
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$90,637	$147	$90,784
Finance and insurance	45,016	622	45,638
Healthcare	150,983	2,302	153,285
Real estate services	134,246	509	134,755
Construction	55,045	1,434	56,479
Public administration	266,322	1,086	267,408
Other	455,443	37,100	492,543
	1,197,692	43,200	1,240,892
Real estate - mortgage
Residential & commercial owner-occupied	467,424	6,223	473,647
Residential & commercial investor	723,204	889	724,093
	1,190,628	7,112	1,197,740

Construction & land	166,786	956	167,742

Consumer	270,285	1,402	271,687
Other	108,425	1,621	110,046
Total loans held for investment	$2,933,816	$54,291	$2,988,107
Unearned net loan fees			(1,039)
Net loans held for investment			$2,987,068

16 | Page

	At December 31, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$96,465	$153	$96,618
Finance and insurance	49,764	587	50,351
Healthcare	153,468	555	154,023
Real estate services	125,531	513	126,044
Construction	55,471	3,247	58,718
Public administration	254,861	1,136	255,997
Other	437,219	38,031	475,250
	1,172,779	44,222	1,217,001
Real estate - mortgage
Residential & commercial owner-occupied	469,027	6,496	475,523
Residential & commercial investor	695,170	903	696,073
	1,164,197	7,399	1,171,596

Construction & land	172,816	2,922	175,738

Consumer	265,307	1,640	266,947
Other	101,894	1,722	103,616
Total loans held for investment	$2,876,993	$57,905	$2,934,898
Unearned net loan fees			(793)
Net loans held for investment			$2,934,105

17 | Page

Transactions in the allowance for loan losses by segment for the three months ended March 31, 2017 and 2016 are summarized below:

	Three months ended March 31,
(in thousands)	2017	2016
Allowance for loan losses, beginning of period
Commercial	$15,398	$24,215
Real estate - mortgage	11,475	10,372
Construction & land	1,997	2,111
Consumer	2,803	2,592
Other	945	643
Unallocated	675	753
Total	33,293	40,686

Provision
Commercial	$414	$876
Real estate - mortgage	317	(350)
Construction & land	(14)	(344)
Consumer	(279)	107
Other	(29)	35
Unallocated	198	46
Total	607	370

Charge-offs
Commercial	$(26)	$(6,368)
Consumer	(80)	(5)
Total	(106)	(6,373)

Recoveries
Commercial	$114	$93
Real estate - mortgage	5	6
Construction & land	294	499
Consumer	4	4
Total	417	602

Allowance for loan losses, end of period
Commercial	$15,900	$18,816
Real estate - mortgage	11,797	10,028
Construction & land	2,277	2,266
Consumer	2,448	2,698
Other	916	678
Unallocated	873	799
Total	$34,211	$35,285

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

The aforementioned factors enable management to recognize environmental conditions contributing to incurred losses in the portfolio, which have not yet manifested in Migration.  Management believes Migration history adequately captures a substantial percentage of probable incurred losses within the portfolio.

In addition to the allocated reserve for graded loans, a portion of the ALL is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk, such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, senior housing, speculative residential construction and multifamily loans.

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

19 | Page

The following table summarizes loans held for investment and the allowance for loan and credit losses on the basis of the impairment method:

	At March 31, 2017				At December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$20,594	$2,703	$1,220,771	$13,197	$20,279	$2,220	$1,197,453	$13,178
Real estate - mortgage	3,781	137	1,193,470	11,660	3,758	147	1,167,365	11,328
Construction & land	1,878	105	164,675	2,172	1,919	109	172,532	1,888
Consumer	119	96	271,632	2,352	294	98	266,719	2,705
Other	-	-	110,148	916	-	-	103,786	945
Unallocated	-	-	-	873	-	-	-	675
Total	$26,372	$3,041	$2,960,696	$31,170	$26,250	$2,574	$2,907,855	$30,719

Information on impaired loans at March 31, 2017 and December 31, 2016 is reported in the following tables:

	At March 31, 2017
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,055	$2,033	$2,032	$1	$113
Finance and insurance	129	129	129	-	129
Healthcare	467	370	370	-	112
Real estate services	6,392	6,392	6,392	-	587
Construction	1,695	1,451	1,250	201	103
Other	16,259	10,219	9,912	307	1,659
	26,997	20,594	20,085	509	2,703
Real estate - mortgage
Residential & commercial owner-occupied	1,296	1,296	1,038	258	58
Residential & commercial investor	2,485	2,485	2,346	139	79
	3,781	3,781	3,384	397	137

Construction & land	1,878	1,878	1,878	-	105
Consumer	119	119	96	23	96
Total	$32,775	$26,372	$25,443	$929	$3,041

	At December 31, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,095	$2,072	$2,071	$1	$114
Finance and insurance	25	25	25	-	25
Healthcare	189	189	189	-	11
Real estate services	6,268	6,268	6,268	-	350
Construction	2,166	2,166	1,932	234	149
Other	10,716	9,559	9,066	493	1,571
	21,459	20,279	19,551	728	2,220
Real estate - mortgage
Residential & commercial owner-occupied	1,391	1,391	1,122	269	64
Residential & commercial investor	2,367	2,367	2,367	-	83
	3,758	3,758	3,489	269	147

Construction & land	1,919	1,919	1,919	-	109
Consumer	294	294	195	99	98
Total	$27,430	$26,250	$25,154	$1,096	$2,574

20 | Page

	Three months ended March 31,
	2017		2016
(in thousands)	Average recorded investment in impaired loans	Interest income recognized	Average recorded investment in impaired loans	Interest income recognized
Commercial
Manufacturing	$2,046	$29	$4,767	$52
Finance and insurance	59	-	34	-
Healthcare	246	6	158	3
Real estate services	6,244	50	7,566	66
Construction	1,586	20	1,627	17
Other	9,603	179	15,773	87
	19,784	284	29,925	225
Real estate - mortgage
Residential & commercial owner-occupied	1,328	9	1,882	13
Residential & commercial investor	2,400	20	4,706	39
	3,728	29	6,588	52

Construction & land	1,893	16	2,577	21

Consumer	238	1	806	9
Total	$25,643	$330	$39,896	$307

Interest income recognized on impaired loans presented in the table above primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure required  under ASU 310-10-50-15.

The table below summarizes transactions related to troubled debt restructurings during the three months ended March 31, 2017.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2016	$23,612	$2,541	$26,153
New restructurings	1,450	96	1,546
Change in accrual status	(23)	23	-
Net paydowns	(1,715)	(258)	(1,973)
Charge-offs	-	(23)	(23)
Ending balance at March 31, 2017	$23,324	$2,379	$25,703

The below table provides information regarding troubled debt restructurings that occurred during the three months ended March 31, 2017 and 2016.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended March 31, 2017			Three months ended March 31, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	-	$-	$-	1	$50	$24
Healthcare	2	329	193	1	100	100
Other	3	1,357	1,353	2	1,800	1,800
Total	5	$1,686	$1,546	4	$1,950	$1,924

Troubled debt restructurings during the three months ended March 31, 2017 and 2016 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three months ended March 31, 2017 and 2016.

21 | Page

At March 31, 2017 and December 31, 2016, there were $1.7 million and $1.6 million in outstanding commitments on restructured loans, respectively.

The following table presents troubled loans restructured within the past 12 months that had a payment default during the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017		2016
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Other	-	$-	1	$123
Total	-	$-	1	$123

The Company’s nonaccrual loans by class at March 31, 2017 and December 31, 2016 are reported in the following table:

(in thousands)	At March 31, 2017	At December 31, 2016
Commercial
Manufacturing	$-	$2
Finance and insurance	129	25
Health care	96	-
Real estate services	249	-
Construction	202	234
Other	1,880	1,941
Total commercial	2,556	2,202

Residential & commercial owner-occupied	257	269
Residential & commercial investor	139	-
Total real estate - mortgage	396	269
Consumer	96	167
Total nonaccrual loans	$3,048	$2,638

22 | Page

The tables below summarize the aging of the Company’s loan portfolio at March 31, 2017 and December 31, 2016.  The Company did not have any loans 90 days or more past due and accruing at March 31, 2017.

	At March 31, 2017
	30 - 59	60 - 89
	Days	Days	90+ Days	Total
(in thousands)	past due	past due	past due	past due	Current	Total loans
Commercial
Manufacturing	$-	$-	$-	$-	$90,784	$90,784
Finance and insurance	194	-	129	323	45,315	45,638
Healthcare	48	9	-	57	153,228	153,285
Real estate services	-	-	249	249	134,506	134,755
Construction	907	59	-	966	55,513	56,479
Public administration	-	-	-	-	267,408	267,408
Other	414	-	73	487	492,056	492,543
	1,563	68	451	2,082	1,238,810	1,240,892
Real estate - mortgage
Residential & commercial owner-occupied	-	37	-	37	473,610	473,647
Residential & commercial investor	-	-	-	-	724,093	724,093
	-	37	-	37	1,197,703	1,197,740

Construction & land	-	-	-	-	167,742	167,742

Consumer	2,050	144	7	2,201	269,486	271,687
Other	-	-	-	-	110,046	110,046
Total loans held for investment	$3,613	$249	$458	$4,320	$2,983,787	$2,988,107
Unearned net loan fees						(1,039)
Net loans held for investment						$2,987,068

23 | Page

	At December 31, 2016
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$96,618	$96,618	$-
Finance and insurance	456	-	25	481	49,870	50,351	-
Healthcare	500	-	-	500	153,523	154,023	-
Real estate services	-	-	-	-	126,044	126,044	-
Construction	260	-	-	260	58,458	58,718	-
Public administration	-	-	-	-	255,997	255,997	-
Other	2,941	200	-	3,141	472,109	475,250	-
	4,157	200	25	4,382	1,212,619	1,217,001	-
Real estate - mortgage
Residential & commercial owner-occupied	204	161	-	365	475,158	475,523	-
Residential & commercial investor	-	225	-	225	695,848	696,073	-
	204	386	-	590	1,171,006	1,171,596	-

Construction & land	-	-	657	657	175,081	175,738	657

Consumer	4	63	75	142	266,805	266,947	-
Other	-	-	-	-	103,616	103,616	-
Total loans held for investment	$4,365	$649	$757	$5,771	$2,929,127	$2,934,898	$657
Unearned net loan fees						(793)
Net loans held for investment						$2,934,105

24 | Page

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Three months ended
	March 31,
AOCI component (in thousands)	2017	2016	Line item in Condensed Consolidated Statements of Income
Available for sale securities:
Realized loss	$(3)	$(3)	Net (gain) loss on securities, other assets and OREO
Taxes	1	1	Provision for income taxes
Subtotal	(2)	(2)
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	454	428	Interest on taxable / nontaxable securities
Taxes	(173)	(162)	Provision for income taxes
Subtotal	281	266
Cash flow hedges:
Loans	249	165	Interest and fees on loans
Debt	(358)	(442)	Interest on subordinated debentures and notes payable
Realized loss	(109)	(277)
Taxes	42	105	Provision for income taxes
Subtotal	(67)	(172)

Total reclassifications out of AOCI	$212	$92

The following table provides the beginning and ending balances of AOCI and changes during the three months ended March 31, 2017.

Accumulated other comprehensive income (in thousands)	AFS	HTM	Cash flow hedges	Total
Balance at December 31, 2016	$1,658	$3,154	$(4,246)	$566
Other comprehensive income (loss) items	1,132	-	(45)	1,087
Reclassifications	2	(281)	67	(212)
Other comprehensive income (loss), net of tax	1,134	(281)	22	875
Balance at March 31, 2017	$2,792	$2,873	$(4,224)	$1,441

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

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s net interest income. To accomplish this objective, the Company uses interest rate swaps as part

25 | Page

of its cash flow hedging strategy. The Company also offers an interest rate hedge program that includes various derivative products, including swaps, to assist its customers in managing their interest rate risk profile. In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

At March 31, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.5 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.9 million against its obligations under these agreements.  At March 31, 2017, the Company was not in default under any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2017	2016	classification	2017	2016
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$-	$-	Accrued interest and other liabilities	$7,456	$7,639
Fair value hedge - interest rate swap	Other assets	$602	$476	Accrued interest and other liabilities	$722	$845

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$2,491	$2,755	Accrued interest and other liabilities	$2,528	$2,736
Foreign exchange forward contracts	Other assets	$32	$52	Accrued interest and other liabilities	$10	$5

26 | Page

The tables below include information about financial instruments that are eligible for offset.

	At March 31, 2017
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$602	$-	$602	$(602)	$-	$-
Derivatives not designated as hedges(1)	2,523	-	2,523	(1,112)	-	1,411
Total	$3,125	$-	$3,125	$(1,714)	$-	$1,411

	At March 31, 2017
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,178)	$-	$(8,178)	$602	$7,576	$-
Derivatives not designated as hedges(2)	(2,538)	-	(2,538)	1,112	1,347	(79)
Securities sold under agreements to repurchase(3)	(59,825)	-	(59,825)	-	59,825	-
Total	$(70,541)	$-	$(70,541)	$1,714	$68,748	$(79)

	At December 31, 2016
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$476	$-	$476	$(476)	$-	$-
Derivatives not designated as hedges(1)	2,807	-	2,807	(967)	-	1,840
Total	$3,283	$-	$3,283	$(1,443)	$-	$1,840

	At December 31, 2016
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,484)	$-	$(8,484)	$476	$8,008	$-
Derivatives not designated as hedges(2)	(2,741)	-	(2,741)	967	1,668	(106)
Securities sold under agreements to repurchase(3)	(27,639)	-	(27,639)	-	27,639	-
Total	$(38,864)	$-	$(38,864)	$1,443	$37,315	$(106)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the first quarter of 2016, the Company terminated five interest rate swaps with a notional value of $75.0 million that had fixed the interest rate on a portion of its 1-month LIBOR loan portfolio.  Upon termination, the Company had an unrealized gain of $1.3 million in AOCI.  The unrealized gain will continue to be reported in AOCI, and will be reclassified to interest income over a period of three years.  In October 2016, the Company entered into two interest rate swaps to hedge the risk of changes in cash flow on its LIBOR-based loan portfolio.  The interest rate swaps have a weighted average term of approximately six years and have a combined notional value of $100.0 million.  The Company will pay a variable rate based on 1-month LIBOR and receive a weighted average fixed-rate of 1.20%.

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2017 and December 31, 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense.  During the next 12 months, the Company estimates that $1.2 million will be reclassified as an increase to interest expense and $0.4 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At March 31, 2017, the Company had interest rate swaps with a notional amount of $61.8 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” in the Condensed Consolidated Statements of Income during the three months ended March 31, 2017 representing hedge ineffectiveness was immaterial.  During the three months ended March 31, 2016, hedge ineffectiveness was $0.2 million.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At March 31, 2017, the Company had 102 interest rate swaps with an aggregate notional amount

28 | Page

of $256.0 million related to this program.  During the three months ended March 31, 2017 and 2016, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” in the Condensed Consolidated Statements of Income, were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘Other assets” and, forward contracts in loss positions are recorded in “Accrued interest and other liabilities” in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statements of Income.  At March 31, 2017, the Company had forward contracts with a notional amount of $4.6 million that mature in less than one year.  Net gains recognized and included in “Other income” in the Condensed Consolidated Statements of Income during the three months ended March 31, 2017 and 2016 on foreign exchange forward contracts was immaterial.

8.  Borrowed Funds

A summary of borrowed funds (excluding long-term debt) at March 31, 2017 and December 31, 2016 is included below.

	March 31,	December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase (secured by pledge of principally mortgage-backed securities with an estimated fair value of $61,022 and $28,192, respectively)	$59,825	$27,639
Other short-term borrowings (Federal Home Loan Bank line of credit)	155,000	106,230

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At March 31, 2017, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Securities sold under agreements to repurchase averaged $50.1 million and $46.6 million during the three months ended March 31, 2017 and 2016, respectively.  The maximum amounts outstanding during the first three months of 2017 and 2016 were $59.8 million and $51.2 million, respectively.  At March 31, 2017 and 2016, the weighted average interest rate was 0.06%.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%). The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC. The LOC matures May 2017, at which time any outstanding amounts are due and payable. Proceeds from the LOC will be used for general corporate purposes and backup liquidity. Although the LOC is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank. At March 31, 2017 and December 31, 2016, there was no amount outstanding on the LOC.

29 | Page

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  The average FHLB line of credit balance was $88.2 million and $158.6 million during the three months ended March 31, 2017 and 2016, respectively.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  The Company pledged loans of $896.5 million and $861.0 million with a lending value of $623.6 million and $598.5 million at March 31, 2017 and December 31, 2016, respectively.  The variable-rate on the line of credit was 0.97% and 0.54% at March 31, 2017 and 2016, respectively.

The Company has approved federal fund purchase lines with eight banks with an aggregate credit line of $170.0 million.  No amounts were outstanding on the federal funds purchase lines at March 31, 2017 or 2016.  The average balance of federal funds purchased was $1.7 million and $2.9 million during the three months ended March 31, 2017 and 2016, respectively.

9.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense of $1.0 million.

The following table summarizes changes in option awards during the three months ended March 31, 2017:

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2016	285,999	$10.45
Granted	10,000	17.41
Exercised	(47,769)	10.20
Forfeited	(50)	8.69
Outstanding at March 31, 2017	248,180	$10.78
Exercisable at March 31, 2017	147,452	$9.56

The weighted average grant date fair value of options granted during the three months ended March 31, 2017 was $4.07.

The following table summarizes changes in stock awards during the three months ended March 31, 2017.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2016	467,203	$11.50
Granted	187,330	16.99
Vested	(239,332)	11.81
Forfeited	(2,350)	11.45
Unvested at March 31, 2017	412,851	$13.81

At March 31, 2017, there was $5.6 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.2 years.

30 | Page

10.   Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three months ended March 31, 2017 and 2016 by segment.

	Three months ended March 31, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$32,994	$-	$87	$33,081
Total interest expense	1,191	13	1,799	3,003
Provision for loan losses	692	-	(85)	607
Noninterest income	3,404	4,653	271	8,328
Noninterest expense	9,548	4,504	13,062	27,114
Management fees and allocations, net of tax	7,704	275	(7,979)	-
Provision (benefit) for income taxes	7,583	48	(5,560)	2,071
Net income (loss)	$9,680	$(187)	$(879)	$8,614

	Three months ended March 31, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$31,103	$-	$92	$31,195
Total interest expense	1,146	5	1,815	2,966
Provision for loan losses	382	-	(12)	370
Noninterest income	2,855	4,500	333	7,688
Noninterest expense	10,480	4,269	11,083	25,832
Management fees and allocations, net of tax	5,973	425	(6,398)	-
Provision (benefit) for income taxes	7,138	97	(4,885)	2,350
Net income (loss)	$8,839	$(296)	$(1,178)	$7,365

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

31 | Page

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

Available for sale securities – At March 31, 2017, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at March 31, 2017 on TPS Level 3 securities was immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At March 31, 2017 and December 31, 2016, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall

32 | Page

derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$39,325	$4,355	$24,953	$10,017
Corporate debt securities	127,910	-	127,910	-
Municipal securities	3,306	-	3,306	-
Total available for sale securities	$170,541	$4,355	$156,169	$10,017

Derivatives:
Fair value hedges	$602	$-	$602	$-
Non-designated hedges	2,491	-	2,491	-
Foreign exchange forward contracts	32	-	32	-
Total derivative assets	$3,125	$-	$3,125	$-

Liabilities
Derivatives:
Cash flow hedges	$7,456	$-	$7,456	$-
Fair value hedges	722	-	722	-
Non-designated hedges	2,528	-	2,528	-
Foreign exchange forward contracts	10	-	10	-
Total derivative liabilities	$10,716	$-	$10,716	$-

33 | Page

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$37,624	$4,283	$23,893	$9,448
Corporate debt securities	92,077	-	92,077	-
Municipal securities	3,280	-	3,280	-
Total available for sale securities	$132,981	$4,283	$119,250	$9,448

Derivatives:
Fair value hedges	$476	$-	$476	$-
Non-designated hedges	2,755	-	2,755	-
Foreign exchange forward contracts	52	-	52	-
Total derivative assets	$3,283	$-	$3,283	$-

Liabilities
Derivatives:
Cash flow hedges	$7,639	$-	$7,639	$-
Fair value hedge	845	-	845	-
Non-designated hedges	2,736	-	2,736	-
Foreign exchange forward contracts	5	-	5	-
Total derivative liabilities	$11,225	$-	$11,225	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended
	March 31,
(in thousands)	2017	2016
Beginning balance	$9,448	$5,810
Transfers and purchases	-	-
Net accretion	29	15
Sales / calls / maturities	-	-
Unrealized gain (loss) included in comprehensive income	540	(252)
Ending balance	$10,017	$5,573

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

Impaired loans – Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.  Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations.  Each appraisal is updated on an annual basis, either through a new appraisal, a new evaluation or through the Company’s comprehensive internal review process. Appraised values are reviewed and monitored internally and fair value is assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value has occurred.  The Company classified impaired loans as Level 3.

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
34 | Page

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

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2017
Impaired loans	$1,334	$-	$-	$1,334
OREO	$5,351	$-	$-	$5,351

At December 31, 2016
Impaired loans	$1,425	$-	$-	$1,425
OREO	$5,351	$-	$-	$5,351

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain for the three months ended
	March 31,
(in thousands)	2017	2016
Impaired loans	$404	$241

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	March 31, 2017	December 31, 2016
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

The following tables provide information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2017 and December 31, 2016.

	At March 31, 2017
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$10,017	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	0% to 18%

Impaired loans:
Commercial	$915	Sales comparison (1)	Management discount for asset type	61%	0% to 80%
Real estate - mortgage	396	Sales comparison (2)	Sales comparison adjustments	(2)%	(1)% to (7)%
Consumer	23	Sales comparison (2)	Sales comparison adjustments	10%	NA
Total impaired loans	$1,334

OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals (2)	Management discount for property type	17%	NA
Total OREO	$5,351

35 | Page

	At December 31, 2016
	Fair Value			Weighted
Category	(in thousands)	Valuation Technique	Unobservable Input	Average	Range
Trust preferred securities	$9,448	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	13%	1% to 28%

Impaired loans:
Commercial	$1,057	Sales comparison (1)	Management discount for asset type	59%	0% to 76%
Real estate - mortgage	269	Sales comparison (2)	Sales comparison adjustments	18%	NA
Consumer	99	Sales comparison (2)	Sales comparison adjustments	(1)%	(11)% to 10%
Total impaired loans	$1,425

OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type	0%	0%
Construction & land	5,161	Property appraisals (2)	Management discount for property type	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
(2)

The fair value of OREO and collateral-dependent impaired loans is based on third-party property appraisals. The majority of the appraisals utilize at least two valuation approaches or a combination of approaches including a market approach, where prices and other relevant information generated by market transactions involving similar or comparable properties are used to determine fair value. Appraisals may include an ‘as is’ and ‘upon completion’ valuation approach. Adjustments are routinely made in the appraisal process by third-party appraisers to adjust for differences between the comparable sales and income data. Adjustments also result from the consideration of relevant economic and demographic factors with the potential to affect property values. Also, prospective values are based on the market conditions which exist at the date of inspection combined with informed forecasts based on current trends in supply and demand for the property types under appraisal. Positive adjustments disclosed in these tables represent increases and negative adjustments represent decreases in fair value.

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2017 and December 31, 2016.

36 | Page

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$87,531	$87,531	$96,050	$96,050
Investment securities available for sale	170,541	170,541	132,981	132,981
Investment securities held to maturity	387,989	386,695	366,041	363,178
Other investments	2,173	2,173	2,173	2,173
Loans — net	2,952,857	2,956,939	2,900,812	2,868,091
Accrued interest receivable	12,091	12,091	12,223	12,223
Derivatives	3,125	3,125	3,283	3,283

Financial liabilities:
Deposits	$3,050,101	$3,049,513	$3,029,783	$3,029,226
Securities sold under agreements to repurchase	59,825	56,247	27,639	26,101
Other short-term borrowings	155,000	155,000	106,230	106,230
Accrued interest payable	1,832	1,832	1,038	1,038
Subordinated notes payable	59,131	58,556	59,111	58,681
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	10,716	10,716	11,225	11,225

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

37 | Page

Commitments to extend credit and standby letters of credit — The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon, and are classified as Level 3.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.  Regulatory Matters

The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at March 31, 2017.  The minimum Capital Conservation Buffer (CCB) for 2017 increased to 1.25% from 0.625% in 2016, the first year the requirement was effective. The CCB increases 0.625% annually through 2019 to 2.5% and is designed to establish a capital range for banking organizations above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

	At March 31, 2017		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	11.9%	9.8%	6.5%	7.0%
Tier 1 capital	11.9%	11.5%	8.0%	8.5%
Total capital	12.9%	14.3%	10.0%	10.5%
Tier 1 leverage	10.3%	10.0%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

13.  Supplemental Financial Data

Other noninterest income and other noninterest expense as shown in the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016 are detailed in the following tables.

	Three months ended
Other noninterest income	March 31,
(in thousands)	2017	2016
Loan fees	$516	$491
Other customer service fees	700	642
Bank-owned life insurance	349	357
Other investments	375	494
Derivative valuation	(57)	(293)
Other	47	12
Total	$1,930	$1,703

	Three months ended
Other noninterest expense	March 31,
(in thousands)	2017	2016
Marketing and business development	$706	$789
Service contracts	1,293	1,214
Professional fees	904	619
Office supplies and delivery	303	330
Other	1,039	995
Total	$4,245	$3,947

38 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to those financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2016. For a discussion of the segments included in our principal activities, see Note 10 of the Notes to the Condensed Consolidated Financial Statements on this Form 10-Q.

Executive Summary

CoBiz Financial Inc. is a $3.7 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.  Our operating segments include Commercial Banking and Fee-Based Lines.

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

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2017	2016
Net interest income before provision	$30,078	$28,229
Provision for loan losses	607	370
Noninterest income	8,328	7,688
Noninterest expense	27,114	25,832
Net income	8,614	7,365

Diluted earnings per common share	$0.20	$0.18
Net interest margin	3.77%	3.73%
Return on average assets	0.96%	0.88%
Return on average shareholders' equity	11.38%	10.74%

•

Net interest income for the three months ended March 31, 2017 increased $1.8 million over the prior year period.  The increase was due to growth in the loan portfolio, offset by one less day in the 2017 quarter.  The net interest margin increased four basis points, to 3.77% for the first quarter of 2017, compared to 3.73% in the prior year quarter.  An increase in loan yields, partially offset by higher interest expense on short-term borrowings, was the primary cause of the increase in the net interest margin.

•

Provision for loan losses for the three months ended March 31, 2017 was $0.6 million, compared to $0.4 million in the prior year quarter.  The increase in the provision for loan losses was due to higher loan growth in the first quarter of 2017 compared to the prior year quarter.  Net recoveries of $0.3 million in the first quarter of 2017 reduced the provision for loan losses.

39 | Page

•	Net income for the three months ended March 31, 2017 of $8.6 million increased $1.2 million over the prior year period.

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2017	2016
Total assets	$3,731,342	$3,630,313
Total investments	572,106	510,387
Total loans	2,987,068	2,934,105
Total deposits	3,050,101	3,029,783
Total shareholders' equity	310,209	302,310

Allowance for loan losses	$34,211	$33,293
Nonperforming assets	8,127	8,374
Allowance for loan and credit losses to total loans	1.15%	1.13%
Nonperforming assets to total assets	0.22%	0.23%

•	The loan portfolio at March 31, 2017 increased $53.0 million, or 1.8%, over the balance at December 31, 2016.

•

The allowance for loan and credit losses was 1.15% of total loans at March 31, 2017 and 1.13% at December 31, 2016.  In the first three months of 2017, the Company had net recoveries of $0.3 million in the allowance for loan and credit losses.

•	Total deposits at March 31, 2017 increased $20.3 million, or 0.7%, over the balance at December 31, 2016.

•	The Company’s total risk-based capital ratio was 14.3% at March 31, 2017.

•

The Company closed one bank in the Denver market in 2017 and sold the building for that location (the only building that was owned by the Company).  In addition,  the Company closed a bank in Arizona and opened a new location that provides more square footage for expansion in that market.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Condition

Total assets at March 31, 2017 were $3.73 billion, increasing $101.0 million or 2.8% from $3.63 billion at December 31, 2016.  Assets consist primarily of net loans and investment securities, accounting for 94% of total assets.  Total liabilities at March 31, 2017 were $3.42 billion, compared to $3.33 billion at December 31, 2016.  Deposits and borrowings total 99% of total liabilities.  Shareholders’ equity at March 31, 2017 was $310.2 million, an increase of $7.9 million or 2.6% from $302.3 million at December 31, 2016.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments

40 | Page

accounted for 15.3% of total assets at March 31, 2017 and 14.1% at December 31, 2016.  The Company plans to increase the investment portfolio during 2017 and is currently targeting an investment portfolio of approximately $600.0 million by the end of 2017.  This target may change based on loan and deposit growth during the remainder of 2017.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS, corporate debt and municipal securities.  The corporate debt securities portfolio primarily consists of senior and subordinated debentures issued by the financial services industry.  None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on AFS was $4.5 million at March 31, 2017 compared to $2.7 million at December 31, 2016.  The Company did not recognize any OTTI in earnings during the three months ended March 31, 2017.  The following table presents the composition of the Company’s investment portfolio at March 31, 2017.

	At March 31, 2017			Net	% of
INVESTMENTS (AFS and HTM)	Amortized	Fair	% of	Unrealized	unrealized
(in thousands)	Cost	Value	portfolio	gain	gain
Mortgage-backed securities	$342,013	$340,435	61.1%	$(1,578)	(49.3)%
Trust preferred securities	47,147	50,500	9.1%	3,353	104.7%
Corporate debt securities	126,282	127,910	22.9%	1,628	50.9%
Municipal securities	38,592	38,391	6.9%	(201)	(6.3)%
Total	$554,034	$557,236	100.0%	$3,202	100.0%

Loans.  Gross loans increased $53.0 million to $2.99 billion at March 31, 2017, from $2.93 billion at December 31, 2016. In the first quarter of March 31, 2017, the Company extended $264.7 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $211.6 million and gross charge-offs of $0.1 million.  The following table presents the composition of the Company’s loan portfolio at the dates indicated.

	At March 31, 2017		At December 31, 2016		At March 31, 2016
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,241,365	42.1%	$1,217,732	42.0%	$1,181,185	44.1%
Owner-occupied real estate	473,775	16.1%	475,287	16.4%	432,712	16.1%
Investor real estate	723,476	24.5%	695,836	24.0%	576,970	21.5%
Construction & land	166,553	5.6%	174,451	6.0%	208,701	7.8%
Consumer	271,751	9.2%	267,013	9.2%	258,345	9.6%
Other	110,148	3.7%	103,786	3.5%	58,975	2.2%
Total loans	2,987,068	101.2%	2,934,105	101.1%	2,716,888	101.3%
Allowance for loan losses	(34,211)	(1.2)%	(33,293)	(1.1)%	(35,285)	(1.3)%
Total net loans	$2,952,857	100.0%	$2,900,812	100.0%	$2,681,603	100.0%

Geographically, Colorado loans totaled $1.92 billion, an increase of $54.8 million from December 31, 2016.  Arizona loans totaled $1.06 billion, a decrease of $1.9 million from December 31, 2016.

The allowance for loan losses increased $0.9 million during the three months ended March 31, 2017 due to a provision for loan losses of $0.6 million and net recoveries of $0.3 million.  See the Provision and Allowance for Loan and Credit Losses section below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $2.6 million to $17.3 million at March 31, 2017, from $19.9 million at December 31, 2016. The decrease was primarily related to the tax effect of stock compensation and annual bonus payments made in 2017, which were partially offset by the tax effect of the increase in the allowance for loan losses.

41 | Page

Other Assets.  Other assets decreased $1.4 million to $18.4 million at March 31, 2017, from $19.8 million at December 31, 2016.  The decrease was primarily due to the collection of a $1.2 million receivable from a lessor for a lease improvement allowance.

Deposits.  Total deposits increased $20.3 million to $3.05 billion at March 31, 2017 from $3.03 billion at December 31, 2016.  Noninterest-bearing deposits at March 31, 2017 comprised 41.7% of total deposits, compared to 42.3% at December 31, 2016.

The Company has reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts that are viewed as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $347.5 million and $327.8 million in CDARS and ICS accounts at March 31, 2017 and December 31, 2016, respectively.    The following table presents the composition of the Company’s deposit and customer repurchase agreements at the dates indicated.

DEPOSITS AND CUSTOMER	At March 31, 2017		At December 31, 2016		At March 31, 2016
REPURCHASE AGREEMENTS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$910,089	29.3%	$861,856	28.2%	$834,152	29.8%
Interest-bearing demand	704,659	22.7%	714,062	23.4%	600,415	21.3%
Savings	20,192	0.6%	19,561	0.6%	18,165	0.6%
Certificates of deposits under $100	19,045	0.6%	19,899	0.7%	21,078	0.7%
Certificates of deposits $100 and over	81,611	2.6%	87,692	2.9%	92,161	3.3%
Reciprocal CDARS	41,200	1.3%	44,250	1.4%	36,816	1.3%
Total interest-bearing deposits	1,776,796	57.1%	1,747,320	57.2%	1,602,787	57.0%
Noninterest-bearing demand deposits	1,273,305	41.0%	1,282,463	41.9%	1,171,577	41.6%
Total deposits	3,050,101	98.1%	3,029,783	99.1%	2,774,364	98.6%
Customer repurchase agreements	59,825	1.9%	27,639	0.9%	39,141	1.4%
Total deposits and customer repurchase agreements	$3,109,926	100.0%	$3,057,422	100.0%	$2,813,505	100.0%

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

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At March 31, 2017, the Company had $155.0 million in short-term borrowings outstanding, compared to $106.2 million at December 31, 2016.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which historically bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $8.2 million to $24.9 million at March 31, 2017 from $33.1 million at December 31, 2016.  The decrease is primarily due to a $4.6 million decrease in incentive compensation and bonus accruals,  $0.5 million decrease in derivative liabilities, and a $1.6 million decrease in liabilities for investments that settled in the first quarter of 2017.  The values of

42 | Page

derivative liabilities fluctuate based on projected future interest rates and vary from period-to-period, particularly on contracts with longer-term maturities.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, followed by a discussion of the major components of the Company’s income, expense and performance.

			2017 vs 2016
INCOME STATEMENT	Three months ended		Increase
	March 31,		(decrease)
(in thousands)	2017	2016	Amount	%
Interest income	$33,081	$31,195	$1,886	6.0%
Interest expense	3,003	2,966	37	1.2%
NET INTEREST INCOME BEFORE PROVISION	30,078	28,229	1,849	6.6%
Provision for loan losses	607	370	237	64.1%
NET INTEREST INCOME AFTER PROVISION	29,471	27,859	1,612	5.8%
Noninterest income	8,328	7,688	640	8.3%
Noninterest expense	27,114	25,832	1,282	5.0%
INCOME BEFORE INCOME TAXES	10,685	9,715	970	10.0%
Provision for income taxes	2,071	2,350	(279)	(11.9)%
NET INCOME	$8,614	$7,365	$1,249	17.0%

Annualized return on assets for the three months ended March 31, 2017 and 2016 was 0.96% and 0.88%, respectively.  The improvement in the return on assets for the first quarter of 2017 over the same period in 2016 was primarily due to an increase in operating revenue of $2.5 million, partially offset by a $1.3 million increase in noninterest expense.  Noninterest income as a percentage of taxable equivalent operating revenue(1) was 20.42% or the three months ended March 31, 2017, compared to 20.43% the prior year period.  The Company’s efficiency ratio – taxable equivalent(1) was 67.33% for the three months ended March 31,  2017,  compared to 68.63% in the prior year period.

(1)

Taxable equivalent operating revenue is a non-GAAP financial measure, and the efficiency ratio-taxable equivalent is computed using non-GAAP financial measures.  Taxable equivalent operating revenue is comprised of tax equivalent net interest income and noninterest income.  To calculate tax equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation.  The efficiency ratio equals noninterest expense adjusted to exclude gains and losses on OREO, other assets and investments, divided by the sum of tax equivalent net interest income.  The Company believes these measures are useful supplementary financial measures that enables investors to assess the performance of the Company’s operations and for comparison to the Company’s peers.   The following table includes non-GAAP financial measures used in the computation of the efficiency ratio and the ratio of noninterest income to taxable equivalent operating revenue and provides reconciliations of non-GAAP financial measures.

43 | Page

		Three months ended
		March 31,
	(in thousands)	2017	2016
	Noninterest expense - GAAP	$27,114	$25,832
	Adjusted for:
	Net gain (loss) on securities, other assets and OREO	345	(3)
A	Adjusted noninterest expense - non-GAAP	$27,459	$25,829
	Net interest income - GAAP	$30,078	$28,229
B	Noninterest income - GAAP	8,328	7,688
	Operating revenue	38,406	35,917
	Taxable equivalent adjustment	2,379	1,717
C	Operating revenue - taxable equivalent - non-GAAP	$40,785	$37,634
A / C	Efficiency ratio - taxable equivalent - non-GAAP	67.33%	68.63%
B / C	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	20.42%	20.43%

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin.  The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  At March 31, 2017, the FOMC has set the target federal funds rate at a range of 75-100 basis points.  The target federal funds rate has been increased 50 basis points since December 2016.

44 | Page

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2017 and 2016.

.	Three months ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$24,549	$56	0.91%	$19,592	$27	0.55%
Investment securities (1)	539,195	3,796	2.82%	507,797	3,590	2.83%
Loans (1)(2)	2,929,024	31,608	4.32%	2,701,483	29,295	4.29%
Total interest-earning assets	$3,492,768	$35,460	4.06%	$3,228,872	$32,912	4.04%
Noninterest-earning assets	140,540			122,215
Total assets	$3,633,308			$3,351,087

Liabilities and Shareholders' Equity
Deposits
Money market	$900,608	$592	0.27%	$806,301	$543	0.27%
Interest-bearing demand	651,655	245	0.15%	575,072	206	0.14%
Savings	18,949	2	0.04%	17,998	3	0.07%
Certificates of deposit
Reciprocal	43,725	21	0.19%	37,013	15	0.16%
Under $100	19,470	17	0.35%	21,108	20	0.38%
$100 and over	85,891	110	0.52%	94,741	118	0.50%
Total interest-bearing deposits	$1,720,298	$987	0.23%	$1,552,233	$905	0.23%
Other borrowings
Securities sold under agreements to repurchase	50,093	8	0.06%	46,615	7	0.06%
Other short-term borrowings	89,939	176	0.78%	161,473	215	0.53%
Long-term debt	131,286	1,832	5.58%	131,206	1,839	5.54%
Total interest-bearing liabilities	$1,991,616	$3,003	0.61%	$1,891,527	$2,966	0.62%
Noninterest-bearing demand accounts	1,305,869			1,156,250
Total deposits and interest-bearing liabilities	3,297,485			3,047,777
Other noninterest-bearing liabilities	28,872			27,447
Total liabilities	3,326,357			3,075,224
Total equity	306,951			275,863
Total liabilities and equity	$3,633,308			$3,351,087
Net interest income - taxable equivalent		$32,457			$29,946
Net interest spread			3.45%			3.42%
Net interest margin			3.77%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	175.37%			170.70%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three months ended March 31, 2017 grew 8.4% over the prior year period as a result of higher loan volume.  Average interest-earning assets for the three months ended March 31, 2017 increased $263.9 million to $3.49 billion compared to the prior year period.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 13 basis points (0.13%) for the three months ended March 31, 2017 and 2016.
45 | Page

The following table presents noninterest income for the three months ended March 31, 2017 and 2016.

	Three months ended		2017 vs 2016
NONINTEREST INCOME	March 31,		Increase
(in thousands)	2017	2016	Amount	%
Service charges	$1,745	$1,485	$260	17.5%
Investment advisory income	1,531	1,450	81	5.6%
Insurance income	3,122	3,050	72	2.4%
Other income	1,930	1,703	227	13.3%
Total noninterest income	$8,328	$7,688	$640	8.3%

Service Charges. Service charges primarily consist of fees earned from treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges are influenced by the earnings credit, transaction volumes and the balance of deposits serviced by treasury management.  Service charges increased $0.3 million, or 17.5%, for the three months ended March 31, 2017, compared to the prior year period.  The increase is due to continued growth in the deposit portfolio, a decrease in the earnings credit in 2017 compared to 2016, and an increase to the fees assessed for treasury management services.

Investment Advisory Income.  Investment advisory income increased $0.1 million, or 5.6%, during the three months ended March 31, 2017 over the prior year period.  Fees earned are generally based on a percentage of assets under management (AUM) and market valuations have a direct impact on AUM.  AUM totaled $891.5 million at March 31, 2017 compared to $841.4 million at March 31, 2016.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income increased $0.1 million, or 2.4%, during the three months ended March 31, 2017 compared to the prior year period.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.2 million, or 13.3%, during the three months ended March 31, 2017 compared to the prior year period.  In the first quarter of 2016, the Company recorded a negative mark-to-market adjustment on its derivative portfolio of $0.3 million that reduced other income.  While a negative adjustment of $0.1 million was also recorded in the first quarter of 2017, the impact was not as large as the prior-year period.

The following table presents noninterest expense for the three months ended March 31, 2017 and 2016.

			2017 vs 2016
	Three months ended		Increase
NONINTEREST EXPENSE	March 31,		(decrease)
(in thousands)	2017	2016	Amount	%
Salaries and employee benefits	$19,120	$17,629	$1,491	8.5%
Occupancy expenses, premises and equipment	3,605	3,490	115	3.3%
Amortization of intangibles	150	150	-	-%
FDIC and other assessments	250	457	(207)	(45.3)%
Other real estate owned and loan workout costs	89	156	(67)	(42.9)%
Net (gain) loss on securities, other assets and OREO	(345)	3	(348)	nm %
Other expense	4,245	3,947	298	7.6%
Total noninterest expense	$27,114	$25,832	$1,282	5.0%

nm - not meaningful

Salaries and Employee Benefits.  Salaries and employee benefits increased $1.5 million or 8.5% for the three months ended March 31, 2017 over the prior year period. Contributing to the increase was the annual cost of living and merit increases effective in the second quarter of 2016 and a projected increase in the Company’s

46 | Page

bonus accruals, which is influenced by the return on average assets.  The Company had 530 full-time equivalent employees at March 31, 2017, compared to 526 at March 31, 2016.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.1 million or 3.3% for the three months ended March 31, 2017, compared to the prior year period, primarily due to an increase in depreciation on investments in computer hardware to support the Company’s operations.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three months ended March 31, 2017 decreased $0.2 million or 45.3% compared to the prior year period.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.  In the third quarter of 2016, the FDIC changed its deposit insurance assessments, which reduced rates and revised the pricing method for smaller banks, such as the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net Gain on Securities, Other Assets and OREO.  The net gain of $0.3 million for the three months ended March 31, 2017 consisted primarily of a gain on the sale of a Company-owned property in Colorado that had a net book value of $0.4 million and that was sold when the bank was closed in the first quarter of 2017.

Other Noninterest Expenses.  Other operating expenses consist primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses for the three months ended March 31, 2017 increased by $0.3 million, or 7.6%, for the three months ended March 31, 2017 over the prior year period primarily as a result of higher professional services related to the redesign of the Company’s credit underwriting and loan operations process.

Provision for Income Taxes.  The effective income tax rate for the three months ended March 31, 2017 was 19% compared to 24% in the prior year period.  A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is presented below.

	For the three months ended March 31,
(in thousands)	2017	2016
Computed at the statutory rate (35%)	$3,740	$3,400
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	211	235
Tax exempt income	(1,642)	(1,204)
Nondeductible compensation	50	22
Meals and entertainment	65	64
Excess tax benefit on stock compensation	(506)	(115)
Other - net	153	(52)
Actual tax provision	$2,071	$2,350

Provision and Allowance for Loan and Credit Losses

The following table presents the provision for loan and credit losses for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
(in thousands)	2017	2016	Increase
Provision for loan losses	$607	$370	$237

The Company recorded a $0.6 million and $0.4 million provision for loan losses for the three months ended March 31, 2017 and 2016, respectively.  Asset quality metrics remained stable during the first quarter of

47 | Page

2017.  Nonperforming assets were $8.1 million at March 31, 2017, a slight decline of $0.2 million from the end of 2016.  Classified loans decreased $3.6 million from December 31, 2016 to $54.3 million at March 31, 2017.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At March 31, 2017 and December 31, 2016, the allowance for loan and credit losses was 1.15% and 1.13% of total loans, respectively.  At March 31, 2016, the allowance for loan and credit losses to total loans was 1.30%.  The ratio of allowance for loan and credit losses to nonperforming loans was 1,122.41% at March 31, 2017, 1,010.41% at December 31, 2016 and 428.01% at March 31, 2016.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.3 million during the three months ended March 31, 2017, compared to $5.8 million of net charge-offs in the prior year period.  Activity in the allowance for loan and credit losses for the current and relevant prior year periods is summarized below:

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Allowance for loan losses at beginning of period	$33,293	$40,686	$40,686
Charge-offs:
Commercial	(26)	(7,767)	(6,368)
Consumer	(80)	(37)	(5)
Total charge-offs	(106)	(7,804)	(6,373)
Recoveries:
Commercial	114	1,284	93
Real estate - mortgage	5	31	6
Construction & land	294	1,165	499
Consumer	4	32	4
Total recoveries	417	2,512	602
Net recoveries (charge-offs)	311	(5,292)	(5,771)
Provision for loan losses charged to operations	607	(2,101)	370
Allowance for loan losses at end of period	$34,211	$33,293	$35,285

Ratio of net (recoveries) charge-offs to average loans	(0.01)%	0.19%	0.21%

48 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2017	2016	2016
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$657	$-
Nonaccrual loans:
Commercial	2,556	2,202	7,309
Real estate - mortgage	396	269	797
Construction & land	-	-	26
Consumer & other	96	167	112
Total nonaccrual loans	3,048	2,638	8,244
Total nonperforming loans	3,048	3,295	8,244
OREO and repossessed assets	5,079	5,079	5,079
Total nonperforming assets	$8,127	$8,374	$13,323

Performing renegotiated loans	$23,324	$23,612	$26,523
Classified loans	$54,291	$57,905	$60,700

Allowance for loan losses	$34,211	$33,293	$35,285
Allowance for credit losses	-	-	-
Allowance for loan and credit losses	$34,211	$33,293	$35,285
Nonperforming assets to total assets	0.22%	0.23%	0.40%
Nonperforming loans to total loans	0.10%	0.11%	0.30%
Nonperforming loans and OREO to total loans and OREO	0.27%	0.28%	0.49%
Allowance for loan and credit losses to total loans	1.15%	1.13%	1.30%
Allowance for loan and credit losses to nonperforming loans	1,122.41%	1,010.41%	428.01%

Nonperforming assets decreased $0.2 million or 2.9% at March 31, 2017, from December 31, 2016 and decreased $5.2 million or 39.0% from March 31, 2016.  Approximately 91.2% or $7.4 million of nonperforming assets at March 31, 2017 were concentrated in Colorado, while the remaining 8.8% or $0.7 million were in Arizona.  Nonperforming loans represented 37.5% of total nonperforming assets with the remaining 62.5% comprised of OREO.

49 | Page

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 10 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Certain financial metrics and discussion of results for each segment for the three months ended March 31, 2017 and 2016 are presented below.

			2017 vs 2016
Commercial Banking	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2017	2016	Amount	%
Net interest income	$31,803	$29,957	$1,846	6.2%
Provision for loan losses	692	382	310	81.2%
Noninterest income	3,404	2,855	549	19.2%
Noninterest expense	9,548	10,480	(932)	(8.9)%
Provision for income taxes	7,583	7,138	445	6.2%
Net income before management fees and overhead allocations	17,384	14,812	2,572	17.4%
Management fees and overhead allocations, net of tax	7,704	5,973	1,731	29.0%
Net income	$9,680	$8,839	$841	9.5%

Net income for the Commercial Banking segment increased $0.8 million during the three months ended March 31, 2017 compared to the prior year period.  Net income grew on higher loan volume that increased net interest income over the prior year period.  Noninterest income increased primarily as a result of higher merchant charges and an increase in the mark-to-market adjustment on the Bank’s derivative portfolio.  Noninterest expense decreased $0.9 million and management fees and overhead allocations increased $1.7 million during the three months ended March 31, 2017 compared to the prior year period.  In the second quarter of 2016, certain administrative costs were identified as central support costs that had been reported as noninterest expense in the Commercial Banking segment in the first quarter of 2016.  These costs are now being reported in Corporate Support and Other and are reallocated to the Commercial Banking segment on the management fees and overhead allocations line item.

			2017 vs 2016
Fee-Based Lines	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2017	2016	Amount	%
Net interest income	$(13)	$(5)	$(8)	(160.0)%
Noninterest income	4,653	4,500	153	3.4%
Noninterest expense	4,504	4,269	235	5.5%
Provision for income taxes	48	97	(49)	(50.5)%
Net income before management fees and overhead allocations	88	129	(41)	(31.8)%
Management fees and overhead allocations, net of tax	275	425	(150)	(35.3)%
Net loss	$(187)	$(296)	$109	36.8%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations decreased during the three months ended March 31, 2017.  While insurance income and investment advisory fees increased slightly during the first quarter of 2017, noninterest expense increased by a higher amount.  Higher occupancy expenses incurred by the Fee-Based Lines segment due to the Company’s relocation to its new headquarters were the primary contributor to the increase in noninterest expense during the first quarter of 2017 over the prior year period.

50 | Page

			2017 vs 2016
Corporate Support and Other	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2017	2016	Amount	%
Net interest income	$(1,712)	$(1,723)	$11	0.6%
Provision for loan losses	(85)	(12)	(73)	(608.3)%
Noninterest income	271	333	(62)	(18.6)%
Noninterest expense	13,062	11,083	1,979	17.9%
Benefit for income taxes	(5,560)	(4,885)	(675)	(13.8)%
Net loss before management fees and overhead allocations	(8,858)	(7,576)	(1,282)	(16.9)%
Management fees and overhead allocations, net of tax	(7,979)	(6,398)	(1,581)	(24.7)%
Net loss	$(879)	$(1,178)	$299	25.4%

The Corporate Support and Other segment is composed of activities of the parent company (Parent); non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, special assets, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually. Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as nonemployee overhead operating costs not directly associated with another segment.

Net loss for the segment was $0.9 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.  For the three months ended March 31, 2017 an increase in noninterest expense of $2.0 million was offset by a higher tax benefit and an increase in management fees and overhead allocations.  As discussed in the Commercial Banking segment discussion, the Company allocated certain expenses to the Parent in the second quarter of 2016 that are then reallocated to the other segments as a management fee and overhead allocation.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2017:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB line of credit(1)	$155,000	$-	$-	$-	$155,000
Repurchase agreements (1)	59,825	-	-	-	59,825
Operating lease obligations	3,842	8,751	5,383	14,094	32,070
Long-term debt obligations (2)(3)	7,274	14,547	10,971	145,284	178,076
Total contractual obligations	$225,941	$23,298	$16,354	$159,378	$424,971

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed-interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 3.47% and ranges from 2.60% to 4.10%.

(3)

Principal repayment of the $60.0 million fixed-to-floating subordinated notes (Notes) issued in June 2015 is assumed to be at the contractual maturity, currently beyond five years.  Interest on the Notes is calculated at an annual fixed rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to three-month LIBOR plus 317 basis points.  No estimate of interest payments during the floating rate period is included in the preceding table.

51 | Page

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2017, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$666,812	$221,546	$39,155	$14,231	$941,744
Standby letters of credit	33,471	3,731	-	110	37,312
Commercial letters of credit	100	-	-	-	100
Unfunded commitments for unconsolidated investments	6,664	-	-	-	6,664
Company guarantees	2,332	-	-	1,255	3,587
Total commitments	$709,379	$225,277	$39,155	$15,596	$989,407

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

Approximately $62.2 million of total loan commitments at March 31, 2017 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at March 31, 2017 does not represent the actual amount that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and is therefore excluded from the table above.

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

52 | Page

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $87.5 million at March 31, 2017, compared to $96.1 million at December 31, 2016.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 97.9% at March 31, 2017, from 96.8% at December 31, 2016.  At March 31, 2017, the Company had $155.0 million of wholesale borrowings outstanding and average wholesale borrowings of $89.9 million during the three months ended March 31, 2017.  Average wholesale borrowings were $84.8 million during the year ended December 31, 2016.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2017, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $170.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at March 31, 2017 totaled $635.4 million or 17.5% of the Company’s earning assets.  Available funding is comprised of $170.0 million through the unsecured federal fund lines and $465.4 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the holding company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly

53 | Page

payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and the Notes, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the holding company.

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2017.  The line of credit has a one year term and matures in May 2017.  The Company is working with the lender to renew the line for another one-year term.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2017, the holding company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Changes in shareholders’ equity are due to the following:

Three months ended
(in thousands)	March 31, 2017
Beginning balance	$302,310
Stock-based compensation	985
Options and restricted stock, net	(497)
Dividends paid-common	(2,078)
Other comprehensive income, net of tax	875
Net income	8,614
Ending balance	$310,209

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

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its

54 | Page

depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At March 31, 2017, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At March 31, 2017, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

See Note 12 to the Condensed Consolidated Financial Statements for additional capital ratio disclosure.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors constantly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at March 31, 2017 that was grandfathered under Basel III.  The Non-Advanced Approaches Capital rules for banks and financial institutions such as the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

55 | Page

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

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.
•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.
•	The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016.

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income for the next 12 months and market value of equity. The interest rate scenario presented in the table includes interest rates at March 31, 2017, as adjusted by rate changes upward of up to 300 basis points ramped over a 12-month period.  The FOMC has a 75-100 basis point target federal funds rate at March 31, 2017, with prime set at 300 basis points above the FOMC target.  The downward movement analysis was limited to a 100 basis point change.  The market value sensitivity analysis presented includes assumptions that (i) the composition of our interest rate sensitive assets and liabilities existing at March 31, 2017, will remain constant; and (ii) that changes in market rates are parallel across the yield curve regardless of duration or repricing characteristics of specific assets or liabilities. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

56 | Page

	Change in interest rates in basis points
	-200	-100	0	+100	+200	+300
Impact on:
Net interest income	n/a	(2.6)%	-%	1.6%	2.4%	3.1%
Market value of equity	n/a	(14.9)%	-%	9.8%	17.8%	23.7%

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

In October of 2016, the Company entered into two interest rate swaps to hedge the risk of changes in cash flow on its LIBOR-based loan portfolio and to reduce its asset sensitivity.  The interest rate swaps have a weighted average term of six years and have a combined notional value of $100.0 million.  The Company will pay a variable rate based on 1-month LIBOR and receive a weighted average fixed-rate of 1.20%.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2017, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Period	Total number of shares	Average price paid per share
January 1 - January 31, 2017	3,968	$17.47
February 1 - February 28, 2017	933	17.44
March 1 - March 31, 2017	59,912	16.99
Total	64,813	$17.03

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	April 28, 2017	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	April 28, 2017	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

58 | Page