Form 10-Q
period 2017-06-30
COBIZ FINANCIAL INC
filed 2017-07-28
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

There were 41,778,026 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 26, 2017.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At June 30, 2017 and December 31, 2016

	June 30,	December 31,
(in thousands, except share amounts)	2017	2016
Assets
Cash and due from banks	$63,177	$69,333
Interest-bearing deposits and federal funds sold	27,242	26,717
Total cash and cash equivalents	90,419	96,050

Investment securities available for sale (cost of $175,846 and $130,308, respectively)	181,514	132,981
Investment securities held to maturity (fair value of $370,931 and $363,178, respectively)	371,591	366,041
Other investments	15,076	11,365
Total investments	568,181	510,387

Loans - net of allowance for loan losses of $35,625 and $33,293, respectively	3,025,329	2,900,812
Intangible assets - net of amortization of $7,404 and $7,104, respectively	1,026	1,326
Bank-owned life insurance	54,333	53,674
Premises and equipment - net of depreciation of $36,545 and $38,269, respectively	11,145	11,019
Accrued interest receivable	12,884	12,223
Deferred income taxes, net	18,564	19,901
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	5,079	5,079
Other	16,530	19,842
TOTAL ASSETS	$3,803,490	$3,630,313

Liabilities
Deposits
Noninterest-bearing demand	$1,314,408	$1,282,463
Interest-bearing demand	696,971	714,062
Money market	898,615	861,856
Savings	22,748	19,561
Certificates of deposits	139,897	151,841
Total deposits	3,072,639	3,029,783
Securities sold under agreements to repurchase	69,203	27,639
Other short-term borrowings	182,000	106,230
Accrued interest and other liabilities	28,860	33,074
Subordinated notes payable - net of unamortized discount and issuance costs of $848 and $889, respectively	59,152	59,111
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,484,020	3,328,003

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,771,490 and 41,555,208 issued and outstanding, respectively	414	411
Additional paid-in capital	200,232	197,758
Retained earnings	116,711	103,575
Accumulated other comprehensive income (AOCI), net of income tax of $1,287 and $348, respectively	2,113	566
TOTAL SHAREHOLDERS' EQUITY	319,470	302,310
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,803,490	$3,630,313

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$31,405	$28,214	$60,796	$55,896
Interest and dividends on investment securities:
Taxable securities	3,601	2,908	6,799	6,026
Nontaxable securities	93	180	381	359
Dividends on securities	253	189	401	362
Interest on federal funds sold and other	54	9	110	52
Total interest income	35,406	31,500	68,487	62,695
INTEREST EXPENSE:
Interest on deposits	955	939	1,942	1,844
Interest on short-term borrowings and securities sold under agreements to repurchase	602	188	786	410
Interest on subordinated debentures and notes payable	1,844	1,840	3,676	3,679
Total interest expense	3,401	2,967	6,404	5,933
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	32,005	28,533	62,083	56,762
Provision for loan losses	673	(1,652)	1,280	(1,282)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,332	30,185	60,803	58,044
NONINTEREST INCOME:
Service charges	1,714	1,470	3,459	2,955
Investment advisory income	1,500	1,430	3,031	2,880
Insurance income	3,427	3,112	6,549	6,162
Other income	1,670	1,800	3,600	3,503
Total noninterest income	8,311	7,812	16,639	15,500
NONINTEREST EXPENSE:
Salaries and employee benefits	18,335	17,984	37,455	35,613
Occupancy expenses, premises and equipment	3,685	3,517	7,290	7,007
Amortization of intangibles	150	150	300	300
FDIC and other assessments	349	471	599	928
Other real estate owned and loan workout costs	93	156	182	312
Net (gain) loss on securities, other assets and other real estate owned	32	7	(313)	10
Other expense	4,011	3,983	8,256	7,930
Total noninterest expense	26,655	26,268	53,769	52,100
INCOME BEFORE INCOME TAXES	12,988	11,729	23,673	21,444
Provision for income taxes	3,499	3,197	5,570	5,547
NET INCOME	$9,489	$8,532	$18,103	$15,897

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.21	$0.43	$0.39
Diluted	$0.23	$0.21	$0.43	$0.38

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$9,489	$8,532	$18,103	$15,897
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain	1,180	1,500	3,000	501
Reclassification to operations	-	-	3	3
	1,180	1,500	3,003	504
Held to maturity securities:
Reclassification to operations	(390)	(498)	(844)	(926)
	(390)	(498)	(844)	(926)
Cash flow hedges:
Net unrealized gain (loss)	168	(1,033)	96	(2,725)
Reclassification to operations	122	281	231	558
	290	(752)	327	(2,167)
Total other comprehensive income (loss) items	$1,080	$250	$2,486	$(2,589)

Income tax provision:
Available for sale securities:
Net unrealized gain	$446	$571	$1,134	$191
Reclassification to operations	-	-	1	1
	446	571	1,135	192
Held to maturity securities:
Reclassification to operations	(146)	(190)	(319)	(352)
	(146)	(190)	(319)	(352)
Cash flow hedges:
Net unrealized gain (loss)	63	(393)	36	(1,036)
Reclassification to operations	45	107	87	212
	108	(286)	123	(824)
Total income tax provision (benefit)	$408	$95	$939	$(984)
Other comprehensive income (loss), net of tax	672	155	1,547	(1,605)
Comprehensive income	$10,161	$8,687	$19,650	$14,292

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2017 and 2016

	Six months ended
	June 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,103	$15,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,872	2,399
Provision for loan losses	1,280	(1,282)
Stock-based compensation	1,840	1,802
Deferred income taxes	409	3,281
Bank-owned life insurance	(659)	(655)
Net (gain) loss on securities, other assets and other real estate owned	(313)	10
Other operating activities, net	(870)	596
Changes in operating assets and liabilities:
Other assets	2,271	(3,900)
Other liabilities	(2,293)	(697)
Net cash provided by operating activities	22,640	17,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(12,876)	(10,914)
Proceeds from other investments	10,060	9,894
Purchase of investment securities available for sale	(70,300)	(525)
Purchase of investment securities held to maturity	(41,319)	(421)
Maturity, call and principal payments on investment securities available for sale	24,500	4,899
Maturity, call and principal payments on investment securities held to maturity	32,497	31,285
Net proceeds from sale of loans, OREO and repossessed assets	-	60
Loan originations and repayments, net	(125,400)	(116,210)
Purchase of premises and equipment	(1,927)	(2,460)
Other investing activities, net	635	273
Net cash used in investing activities	(184,130)	(84,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	54,800	59,576
Net increase (decrease) in certificates of deposits	(11,944)	5,056
Net increase in short-term borrowings	75,770	32,937
Net increase (decrease) in securities sold under agreements to repurchase	41,564	(9,551)
Proceeds from issuance of common stock	948	1,008
Taxes paid in net settlement of restricted stock	(1,113)	(889)
Dividends paid on common stock	(4,166)	(3,706)
Net cash provided by financing activities	155,859	84,431

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,631)	17,763
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,050	67,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,419	$85,075

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

In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at June 30, 2017 or December 31, 2016.

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

	Six months ended
	June 30,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$6,489	$6,041
Income taxes	2,750	3,881

Other noncash activities:
Loans transferred to held for sale	$-	$60
Lessor-paid tenant improvement allowance	358	-

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At June 30, 2017 and December 31, 2016, the Company had no trading securities.

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

8 | Page

Loans Held for Investment— Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. Loans that are 30 days or more past due based on payments received and applied to the loan are considered delinquent, excluding loans that are cash-secured.  The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the allowance for loan losses. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

Allowance for Loan Losses — The allowance for loan losses (ALL) is established as losses are estimated to have occurred through a provision for loan losses charged against earnings. Loan losses are charged against the ALL when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALL.

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

2.  Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same

10 | Page

period as ASU 2014-09. Although the Company is still evaluating the effects of these ASUs on its financial statements and disclosures, the Company has determined the following:

•	The Company has conducted its scoping assessment and is currently evaluating contracts to assess and quantify accounting methodology changes resulting from the adoption of ASU 2014-09.
•

The Company expects these ASUs to have more of an impact on the Fee-Based Lines segment than the Commercial Banking segment, which generates the majority of the Company’s revenue.  Revenue from the Fee-Based Lines segment includes property and casualty brokerage income, employee benefit brokerage income and investment advisory income which totaled $18.3 million in 2016.

•	The Company will adopt ASU 2014-09 using the modified retrospective method on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by reviewing all existing lease arrangements.  Preliminarily, the Company expects the primary impact of ASU 2016-02 will relate to its office locations, which are designated as operating leases.  The Company has future operating lease obligations for its locations of $31.7 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date.  A prospective transition approach is required for these debt securities.  The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, including software solutions, data requirements and loss estimation methodologies.  While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  Prior to the issuance of this guidance, premiums were amortized

11 | Page

as an adjustment of yield over the contractual life of the instrument.  ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date.  There are no accounting changes for securities held at a discount.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.  ASU 2017-08 will be applied through a cumulative effect adjustment through retained earnings (modified-retrospective approach).  The Company is currently evaluating the effects of ASU 2017-08 on its financial statements and disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications.  Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications.  ASU 2017-09 is effective for annual periods beginning after December 31, 2017 and will be applied prospectively to an award modified after the effective date.  The Company is currently evaluating the effects of ASU 2017-09 on its financial statements and disclosures.

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and six months ended June 30, 2017 and 2016.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016
Net income available to common shareholders	$9,489	$8,532	$18,103	$15,897
Dividends and undistributed earnings allocated to participating securities	(94)	(96)	(187)	(184)
Earnings allocated to common shares (1)	$9,395	$8,436	$17,916	$15,713

Weighted average common shares - issued	41,749,192	41,387,395	41,678,367	41,284,303
Average unvested restricted share awards	(412,229)	(464,905)	(428,681)	(477,918)
Weighted average common shares outstanding - basic	41,336,963	40,922,490	41,249,686	40,806,385
Effect of dilutive stock options and awards outstanding	375,774	182,195	399,330	160,404
Weighted average common shares outstanding - diluted	41,712,737	41,104,685	41,649,016	40,966,789
Weighted average antidilutive securities outstanding (2)	30,028	146,510	20,340	178,151

Earnings per common share:
Basic	$0.23	$0.21	$0.43	$0.39
Diluted	$0.23	$0.21	$0.43	$0.38

Dividends declared per share	$0.050	$0.045	$0.100	$0.090

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

12 | Page

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At June 30, 2017				At December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$36,555	$3,678	$303	$39,930	$36,450	$1,707	$533	$37,624
Corporate debt securities	136,034	2,311	66	138,279	90,593	1,505	21	92,077
Municipal securities	3,257	54	6	3,305	3,265	33	18	3,280
Total AFS	$175,846	$6,043	$375	$181,514	$130,308	$3,245	$572	$132,981
Held to maturity securities (HTM):
Mortgage-backed securities	$325,703	$481	$1,425	$324,759	$319,978	$186	$2,531	$317,633
Trust preferred securities	10,670	529	326	10,873	10,620	522	267	10,875
Municipal securities	35,218	183	102	35,299	35,443	10	783	34,670
Total HTM	$371,591	$1,193	$1,853	$370,931	$366,041	$718	$3,581	$363,178

The amortized cost and estimated fair value of investments in debt securities at June 30, 2017, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$16,404	$16,549	$869	$868
Due after one year through five years	101,496	103,013	24,436	24,578
Due after five years through ten years	27,136	28,377	1,425	1,457
Due after ten years	30,810	33,575	19,158	19,269
Mortgage-backed securities	-	-	325,703	324,759
	$175,846	$181,514	$371,591	$370,931

The Company uses investment securities to collateralize public and governmental deposits.  Investment securities with an approximate fair value of $138.6 million and $143.6 million were pledged to secure these deposits of $102.1 million and $95.8 million at June 30, 2017 and December 31, 2016, respectively.

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

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at June 30, 2017 and December 31, 2016.

13 | Page

There were 140 and 165 securities in the tables below at June 30, 2017 and December 31, 2016, respectively, in an unrealized loss position.

	June 30, 2017
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$7,885	$303	$-	$-	$7,885	$303
Corporate debt securities	6,456	66	-	-	6,456	66
Municipal securities	832	6	-	-	832	6
Total AFS	$15,173	$375	$-	$-	$15,173	$375

HTM
Mortgage-backed securities	$165,769	$1,229	$24,468	$196	$190,237	$1,425
Trust preferred securities	4,835	326	-	-	4,835	326
Municipal securities	12,360	57	-	-	12,360	57
Total HTM	$182,964	$1,612	$24,468	$196	$207,432	$1,808

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$14,979	$526	$995	$7	$15,974	$533
Corporate debt securities	14,482	21	-	-	14,482	21
Municipal securities	1,214	18	-	-	1,214	18
Total AFS	$30,675	$565	$995	$7	$31,670	$572

HTM
Mortgage-backed securities	$217,604	$2,107	$52,332	$424	$269,936	$2,531
Trust preferred securities	4,175	94	700	173	4,875	267
Municipal securities	30,207	783	-	-	30,207	783
Total HTM	$251,986	$2,984	$53,032	$597	$305,018	$3,581

Other investments at June 30, 2017 and December 31, 2016, consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Bank stocks — at cost	$12,903	$9,192
Investment in statutory trusts — equity method	2,173	2,173
Total	$15,076	$11,365

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At June 30, 2017, the Company did not consider the investment to be other-than-temporarily impaired.

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
14 | Page

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

•

Construction and land loans – The Company originates loans to finance construction projects including one- to four-family residences, multifamily residences, commercial office, senior housing, and industrial projects.  Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates.  Construction loans are considered to have higher risks due to construction completion and timing risk, and the ultimate repayment being sensitive to interest rate changes, governmental regulation of real property and the availability of long-term financing. Additionally, economic conditions may impact the Company’s ability to recover its investment in construction loans.  Adverse economic conditions may negatively impact the real estate market which could affect the borrowers’ ability to complete and sell the project.  Additionally, the fair value of the underlying collateral may fluctuate as market conditions change.  The Company also originates loans for the acquisition and future development of land for residential building projects, as well as finished lots prepared to enter the construction phase.  The primary risks include the borrower’s inability to pay and the inability of the Company to recover its investment due to a decline in the fair value of the underlying collateral.

•

Consumer loans – The Company provides a broad range of consumer loans to customers, including personal lines of credit, home equity loans, mortgage loans and automobile loans.  Repayment of these loans is dependent on the borrowers’ ability to pay and the fair value of the underlying collateral.

•	Other loans – Other loans include lending products, such as taxable and tax exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at June 30, 2017 and December 31, 2016 were as follows:

(in thousands)	At June 30, 2017	At December 31, 2016
Commercial	$1,272,052	$1,217,001
Real estate - mortgage	1,229,505	1,171,596
Construction & land	163,650	175,738
Consumer	287,733	266,947
Other	109,514	103,616
Loans held for investment	3,062,454	2,934,898

Allowance for loan losses	(35,625)	(33,293)
Unearned net loan fees	(1,500)	(793)
Total net loans	$3,025,329	$2,900,812

The Company maintains a loan review program independent of the lending function that is designed to reduce and control risk in lending. It includes the continuous monitoring of lending activities with respect to underwriting and processing new loans, preventing insider abuse and timely follow-up and corrective action

15 | Page

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

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2017 and December 31, 2016 is summarized below:

	At June 30, 2017
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$90,643	$142	$90,785
Finance and insurance	43,072	514	43,586
Healthcare	151,792	2,148	153,940
Real estate services	122,872	184	123,056
Construction	60,934	1,264	62,198
Public administration	261,197	913	262,110
Other	499,884	36,493	536,377
	1,230,394	41,658	1,272,052
Real estate - mortgage
Residential & commercial owner-occupied	476,762	4,382	481,144
Residential & commercial investor	747,624	737	748,361
	1,224,386	5,119	1,229,505

Construction & land	162,747	903	163,650

Consumer	286,347	1,386	287,733
Other	107,993	1,521	109,514
Total loans held for investment	$3,011,867	$50,587	$3,062,454
Unearned net loan fees			(1,500)
Net loans held for investment			$3,060,954

16 | Page

	At December 31, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$96,465	$153	$96,618
Finance and insurance	49,764	587	50,351
Healthcare	153,468	555	154,023
Real estate services	125,531	513	126,044
Construction	55,471	3,247	58,718
Public administration	254,861	1,136	255,997
Other	437,219	38,031	475,250
	1,172,779	44,222	1,217,001
Real estate - mortgage
Residential & commercial owner-occupied	469,027	6,496	475,523
Residential & commercial investor	695,170	903	696,073
	1,164,197	7,399	1,171,596

Construction & land	172,816	2,922	175,738

Consumer	265,307	1,640	266,947
Other	101,894	1,722	103,616
Total loans held for investment	$2,876,993	$57,905	$2,934,898
Unearned net loan fees			(793)
Net loans held for investment			$2,934,105

17 | Page

Transactions in the allowance for loan losses by segment for the three and six months ended June 30, 2017 and 2016 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Allowance for loan losses, beginning of period
Commercial	$15,900	$18,816	$15,398	$24,215
Real estate - mortgage	11,797	10,028	11,475	10,372
Construction & land	2,277	2,266	1,997	2,111
Consumer	2,448	2,698	2,803	2,592
Other	916	678	945	643
Unallocated	873	799	675	753
Total	34,211	35,285	33,293	40,686

Provision
Commercial	$(22)	$(1,935)	$392	$(1,059)
Real estate - mortgage	848	241	1,165	(109)
Construction & land	(507)	(171)	(521)	(515)
Consumer	116	(29)	(163)	78
Other	105	108	76	143
Unallocated	133	134	331	180
Total	673	(1,652)	1,280	(1,282)

Charge-offs
Commercial	$(196)	$(35)	$(222)	$(6,403)
Consumer	(6)	(15)	(86)	(20)
Total	(202)	(50)	(308)	(6,423)

Recoveries
Commercial	$67	$503	$181	$596
Real estate - mortgage	159	12	164	18
Construction & land	714	240	1,008	739
Consumer	3	6	7	10
Total	943	761	1,360	1,363

Allowance for loan losses, end of period
Commercial	$15,749	$17,349	$15,749	$17,349
Real estate - mortgage	12,804	10,281	12,804	10,281
Construction & land	2,484	2,335	2,484	2,335
Consumer	2,561	2,660	2,561	2,660
Other	1,021	786	1,021	786
Unallocated	1,006	933	1,006	933
Total	$35,625	$34,344	$35,625	$34,344

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

19 | Page

The following table summarizes loans held for investment and the allowance for loan losses on the basis of the impairment method:

	At June 30, 2017				At December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$29,732	$2,551	$1,242,572	$13,198	$20,279	$2,220	$1,197,453	$13,178
Real estate - mortgage	3,496	137	1,225,449	12,667	3,758	147	1,167,365	11,328
Construction & land	1,836	119	160,482	2,365	1,919	109	172,532	1,888
Consumer	248	85	287,542	2,476	294	98	266,719	2,705
Other	-	-	109,597	1,021	-	-	103,786	945
Unallocated	-	-	-	1,006	-	-	-	675
Total	$35,312	$2,892	$3,025,642	$32,733	$26,250	$2,574	$2,907,855	$30,719

Information on impaired loans at June 30, 2017 and December 31, 2016 is reported in the following tables:

	At June 30, 2017
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,015	$2,015	$2,015	$-	$130
Finance and insurance	477	477	477	-	51
Healthcare	527	527	527	-	111
Real estate services	5,677	5,677	5,677	-	324
Construction	1,462	1,462	1,061	401	79
Other	20,937	19,574	18,176	1,398	1,856
	31,095	29,732	27,933	1,799	2,551
Real estate - mortgage
Residential & commercial owner-occupied	1,172	1,172	927	245	60
Residential & commercial investor	2,324	2,324	2,324	-	77
	3,496	3,496	3,251	245	137

Construction & land	1,836	1,836	1,836	-	119
Consumer	248	248	85	163	85
Total	$36,675	$35,312	$33,105	$2,207	$2,892

	At December 31, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,095	$2,072	$2,071	$1	$114
Finance and insurance	25	25	25	-	25
Healthcare	189	189	189	-	11
Real estate services	6,268	6,268	6,268	-	350
Construction	2,166	2,166	1,932	234	149
Other	10,716	9,559	9,066	493	1,571
	21,459	20,279	19,551	728	2,220
Real estate - mortgage
Residential & commercial owner-occupied	1,391	1,391	1,122	269	64
Residential & commercial investor	2,367	2,367	2,367	-	83
	3,758	3,758	3,489	269	147

Construction & land	1,919	1,919	1,919	-	109
Consumer	294	294	195	99	98
Total	$27,430	$26,250	$25,154	$1,096	$2,574

20 | Page

	Impaired loans
	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$2,028	$30	$3,580	$39	$2,037	$59	$4,173	$91
Finance and insurance	513	10	31	-	286	10	33	-
Healthcare	550	8	217	3	398	14	188	6
Real estate services	5,717	52	7,170	62	5,981	102	7,345	128
Construction	1,663	20	1,456	22	1,625	40	1,541	39
Other	19,665	223	12,122	170	14,635	402	13,969	257
	30,136	343	24,576	296	24,962	627	27,249	521
Real estate - mortgage
Residential & commercial owner-occupied	1,223	9	2,068	12	1,275	18	1,975	25
Residential & commercial investor	2,332	20	4,666	38	2,366	40	4,686	77
	3,555	29	6,734	50	3,641	58	6,661	102

Construction & land	1,850	15	2,525	21	1,871	31	2,551	42

Consumer	253	1	464	5	246	2	635	14
Total	$35,794	$388	$34,299	$372	$30,720	$718	$37,096	$679

Interest income recognized on impaired loans presented in the table above primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure required under ASU 310-10-50-15.

The table below summarizes transactions related to troubled debt restructurings during the six months ended June 30, 2017.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2016	$23,612	$2,541	$26,153
New restructurings	10,901	1,435	12,336
Change in accrual status	(24)	24	-
Net paydowns	(3,007)	(643)	(3,650)
Charge-offs	-	(41)	(41)
Ending balance at June 30, 2017	$31,482	$3,316	$34,798

The below table provides information regarding troubled debt restructurings that occurred during the three and six months ended June 30, 2017 and 2016.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended June 30, 2017			Three months ended June 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Finance and insurance	1	$456	$456	-	$-	$-
Healthcare	1	167	90	-	-	-
Construction	-	-	-	1	325	325
Other	8	4,031	3,427	4	3,780	3,790
	10	$4,654	$3,973	5	$4,105	$4,115
Consumer	-	-	-	1	77	76
Total	10	$4,654	$3,973	6	$4,182	$4,191

21 | Page

	Six months ended June 30, 2017			Six months ended June 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	-	$-	$-	1	$50	$24
Finance and insurance	1	456	456	-	-	-
Healthcare	3	465	362	1	100	100
Construction	-	-	-	1	325	325
Other	9	11,978	11,439	6	5,580	5,275
	13	12,899	12,257	9	6,055	5,724
Consumer	1	83	79	1	77	76
Total	14	$12,982	$12,336	10	$6,132	$5,800

Troubled debt restructurings during the three and six months ended June 30, 2017 and 2016 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three and six months ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, there were $1.7 million and $1.6 million in outstanding commitments on restructured loans, respectively.

The following table presents troubled loans restructured within the past 12 months that had a payment default during the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017		2016
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Construction	1	$48	-	$-
Other	-	-	2	678
Total	1	$48	2	$678

The Company’s nonaccrual loans by class at June 30, 2017 and December 31, 2016 are reported in the following table:

(in thousands)	At June 30, 2017	At December 31, 2016
Commercial
Manufacturing	$-	$2
Finance and insurance	21	25
Healthcare	88	-
Construction	401	234
Other	2,929	1,941
Total commercial	3,439	2,202
Real estate-mortgage
Residential & commercial owner-occupied	245	269
Total real estate - mortgage	245	269
Consumer	146	167
Total nonaccrual loans	$3,830	$2,638

22 | Page

The tables below summarize the aging of the Company’s loan portfolio at June 30, 2017 and December 31, 2016.

	At June 30, 2017
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$90,785	$90,785	$-
Finance and insurance	-	37	21	58	43,528	43,586	-
Healthcare	44	144	-	188	153,752	153,940	-
Real estate services	-	287	-	287	122,769	123,056	-
Construction	614	170	231	1,015	61,183	62,198	-
Public administration	-	-	-	-	262,110	262,110	-
Other	2,045	476	1,004	3,525	532,852	536,377	-
	2,703	1,114	1,256	5,073	1,266,979	1,272,052	-
Real estate - mortgage
Residential & commercial owner-occupied	-	972	664	1,636	479,508	481,144	664
Residential & commercial investor	26	-	-	26	748,335	748,361	-
	26	972	664	1,662	1,227,843	1,229,505	664

Construction & land	-	-	-	-	163,650	163,650	-

Consumer	105	-	61	166	287,567	287,733	-
Other	-	-	-	-	109,514	109,514	-
Total loans held for investment	$2,834	$2,086	$1,981	$6,901	$3,055,553	$3,062,454	$664
Unearned net loan fees						(1,500)
Net loans held for investment						$3,060,954

23 | Page

	At December 31, 2016
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$96,618	$96,618	$-
Finance and insurance	456	-	25	481	49,870	50,351	-
Healthcare	500	-	-	500	153,523	154,023	-
Real estate services	-	-	-	-	126,044	126,044	-
Construction	260	-	-	260	58,458	58,718	-
Public administration	-	-	-	-	255,997	255,997	-
Other	2,941	200	-	3,141	472,109	475,250	-
	4,157	200	25	4,382	1,212,619	1,217,001	-
Real estate - mortgage
Residential & commercial owner-occupied	204	161	-	365	475,158	475,523	-
Residential & commercial investor	-	225	-	225	695,848	696,073	-
	204	386	-	590	1,171,006	1,171,596	-

Construction & land	-	-	657	657	175,081	175,738	657

Consumer	4	63	75	142	266,805	266,947	-
Other	-	-	-	-	103,616	103,616	-
Total loans held for investment	$4,365	$649	$757	$5,771	$2,929,127	$2,934,898	$657
Unearned net loan fees						(793)
Net loans held for investment						$2,934,105

24 | Page

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of accumulated other comprehensive income.

	Three months ended		Six months ended
	June 30,		June 30,
AOCI component (in thousands)	2017	2016	2017	2016	Line item in Condensed Consolidated Statements of Income
Available for sale securities:
Realized loss	$-	$-	$(3)	$(3)	Net (gain) loss on securities, other assets and OREO
Taxes	-	-	1	1	Provision for income taxes
Subtotal	-	-	(2)	(2)
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	390	498	844	926	Interest on taxable / nontaxable securities
Taxes	(146)	(190)	(319)	(352)	Provision for income taxes
Subtotal	244	308	525	574
Cash flow hedges:
Loans	217	147	466	312	Interest and fees on loans
Debt	(339)	(428)	(697)	(870)	Interest on subordinated debentures and notes payable
Realized loss	(122)	(281)	(231)	(558)
Taxes	45	107	87	212	Provision for income taxes
Subtotal	(77)	(174)	(144)	(346)

Total reclassifications out of AOCI	$167	$134	$379	$226

The following table provides the beginning and ending balances of AOCI and changes during the six months ended June 30, 2017.

Accumulated other comprehensive income (in thousands)	AFS	HTM	Cash flow hedges	Total
Balance at December 31, 2016	$1,658	$3,154	$(4,246)	$566
Other comprehensive income (loss) items	1,866	-	60	1,926
Reclassifications	2	(525)	144	(379)
Other comprehensive income (loss), net of tax	1,868	(525)	204	1,547
Balance at June 30, 2017	$3,526	$2,629	$(4,042)	$2,113

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

At June 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.9 million against its obligations under these agreements.  At June 30, 2017, the Company was not in default under any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2017	2016	classification	2017	2016
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$-	$-	Accrued interest and other liabilities	$6,996	$7,639
Fair value hedge - interest rate swap	Other assets	$410	$476	Accrued interest and other liabilities	$885	$845

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$2,345	$2,755	Accrued interest and other liabilities	$2,418	$2,736
Foreign exchange forward contracts	Other assets	$7	$52	Accrued interest and other liabilities	$89	$5

26 | Page

The tables below include information about financial instruments that are eligible for offset.

	At June 30, 2017
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$410	$-	$410	$(410)	$-	$-
Derivatives not designated as hedges(1)	2,352	-	2,352	(858)	-	1,494
Total	$2,762	$-	$2,762	$(1,268)	$-	$1,494

	At June 30, 2017
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,881)	$-	$(7,881)	$410	$7,471	$-
Derivatives not designated as hedges(2)	(2,507)	-	(2,507)	858	1,473	(176)
Securities sold under agreements to repurchase(3)	(69,203)	-	(69,203)	-	69,203	-
Total	$(79,591)	$-	$(79,591)	$1,268	$78,147	$(176)

	At December 31, 2016
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$476	$-	$476	$(476)	$-	$-
Derivatives not designated as hedges(1)	2,807	-	2,807	(967)	-	1,840
Total	$3,283	$-	$3,283	$(1,443)	$-	$1,840

	At December 31, 2016
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,484)	$-	$(8,484)	$476	$8,008	$-
Derivatives not designated as hedges(2)	(2,741)	-	(2,741)	967	1,668	(106)
Securities sold under agreements to repurchase(3)	(27,639)	-	(27,639)	-	27,639	-
Total	$(38,864)	$-	$(38,864)	$1,443	$37,315	$(106)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the first quarter of 2016, the Company terminated five interest rate swaps with a notional value of $75.0 million that had fixed the interest rate on a portion of its 1-month LIBOR loan portfolio.  Upon termination, the Company had an unrealized gain of $1.3 million in AOCI.  The unrealized gain will continue to be reported in AOCI, and will be reclassified to interest income over a period of three years.  In October 2016, the Company entered into two interest rate swaps to hedge the risk of changes in cash flow on its LIBOR-based loan portfolio.  The interest rate swaps have a weighted average term of approximately five years and have a combined notional value of $100.0 million.  The Company will pay a variable rate based on 1-month LIBOR and receive a weighted average fixed-rate of 1.20%.

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2017 and 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense.  During the next 12 months, the Company estimates that $1.1 million will be reclassified as an increase to interest expense and $0.2 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At June 30, 2017, the Company had interest rate swaps with a notional amount of $61.3 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2017 representing hedge ineffectiveness was immaterial.  The net amount recognized in “Other income” in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2016 representing hedge ineffectiveness was $0.1 million and $0.3 million, respectively.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in

28 | Page

earnings.   At June 30, 2017, the Company had 96 interest rate swaps with an aggregate notional amount of $247.1 million related to this program.  During the three and six months ended June 30, 2017 and 2016, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” in the Condensed Consolidated Statements of Income, were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘Other assets” and, forward contracts in loss positions are recorded in “Accrued interest and other liabilities” in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statements of Income.  At June 30, 2017, the Company had forward contracts with a notional amount of $4.8 million that mature in less than one year.  Net gains recognized and included in “Other income” in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2017 and 2016 on foreign exchange forward contracts was immaterial.

8.  Borrowed Funds

A summary of borrowed funds (excluding long-term debt) at June 30, 2017 and December 31, 2016 is included below.

	June 30,	December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase (secured by pledge of mortgage-backed securities with an estimated fair value of $70,587 and $28,192, respectively)	$69,203	$27,639
Other short-term borrowings (Federal Home Loan Bank line of credit)	182,000	106,230

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At June 30, 2017, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Securities sold under agreements to repurchase averaged $57.2 million in the first six months of 2017 and $46.0 million in the year ended December 31, 2016.  The maximum amounts outstanding at any month-end during the first six months of 2017 was $69.9 million.  The maximum amounts outstanding at any month-end during 2016 was $71.0 million.  At June 30, 2017 and December 31, 2016, the weighted average interest rate was 0.06% and 0.07%, respectively.

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  The average FHLB line of credit balance was $155.9 million in the first six months of 2017 and $82.8 million in the year ended December 31, 2016.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  The Company pledged loans of $871.1 million and $861.0 million with a lending value of $603.0 million and $598.5 million at June 30, 2017 and December 31, 2016, respectively, as collateral for the FHLB line of credit.  The variable rate on the line of credit was 1.24% and 0.72% at June 30, 2017 and December 31, 2016, respectively.  The Company has also pledged $835.9 million of loans at June 30, 2017 to the Federal Reserve Bank of Kansas City as collateral for borrowing through the discount window lending program.  At June 30, 2017 and December 31, 2016, there was no amount outstanding with the discount window.

29 | Page

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%). The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC. The LOC matures May 2018, at which time any outstanding amounts are due and payable. Proceeds from the LOC will be used for general corporate purposes and backup liquidity. Although the LOC is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank. At June 30, 2017 and December 31, 2016, there was no amount outstanding on the LOC.

The Company has approved federal fund purchase lines with eight banks with an aggregate credit line of $170.0 million.  No amounts were outstanding on the federal funds purchase lines at June 30, 2017 and December 31, 2016.  The average balance of federal funds purchased was $1.8 million in the first six months of 2017 and $2.0 million in the year ended December 31, 2016.

9.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $0.9 million and $1.8 million, respectively.

The following table summarizes changes in option awards during the six months ended June 30, 2017.

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2016	285,999	$10.45
Granted	30,000	16.99
Exercised	(75,737)	9.42
Forfeited	(5,300)	7.28
Outstanding at June 30, 2017	234,962	$11.67
Exercisable at June 30, 2017	127,069	$10.15

The weighted average grant date fair value of options granted during the six months ended June 30, 2017 was $3.95.

The following table summarizes changes in stock awards during the six months ended June 30, 2017.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2016	467,203	$11.50
Granted	195,633	16.98
Vested	(247,695)	11.93
Forfeited	(4,927)	12.15
Unvested at June 30, 2017	410,214	$13.85

At June 30, 2017, there was $5.0 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 2.0 years.

30 | Page

10.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three and six months ended June 30, 2017 and 2016 by segment.

	Three months ended June 30, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$35,320	$1	$85	$35,406
Total interest expense	1,567	1	1,833	3,401
Provision for loan losses	682	-	(9)	673
Noninterest income	3,266	4,927	118	8,311
Noninterest expense	8,016	4,262	14,377	26,655
Management fees and allocations, net of tax	8,345	317	(8,662)	-
Provision (benefit) for income taxes	9,179	224	(5,904)	3,499
Net income (loss)	$10,797	$124	$(1,432)	$9,489

	Six months ended June 30, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$68,314	$1	$172	$68,487
Total interest expense	2,758	14	3,632	6,404
Provision for loan losses	1,374	-	(94)	1,280
Noninterest income	6,670	9,580	389	16,639
Noninterest expense	17,564	8,766	27,439	53,769
Management fees and allocations, net of tax	16,049	592	(16,641)	-
Provision (benefit) for income taxes	16,762	272	(11,464)	5,570
Net income (loss)	$20,477	$(63)	$(2,311)	$18,103

	Three months ended June 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$31,408	$1	$91	$31,500
Total interest expense	1,145	9	1,813	2,967
Provision for loan losses	(1,524)	-	(128)	(1,652)
Noninterest income	2,841	4,542	429	7,812
Noninterest expense	7,504	4,483	14,281	26,268
Management fees and allocations, net of tax	10,101	366	(10,467)	-
Provision (benefit) for income taxes	7,215	15	(4,033)	3,197
Net income (loss)	$9,808	$(330)	$(946)	$8,532

	Six months ended June 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$62,511	$1	$183	$62,695
Total interest expense	2,291	14	3,628	5,933
Provision for loan losses	(1,142)	-	(140)	(1,282)
Noninterest income	5,696	9,042	762	15,500
Noninterest expense	17,984	8,752	25,364	52,100
Management fees and allocations, net of tax	16,074	791	(16,865)	-
Provision (benefit) for income taxes	14,353	112	(8,918)	5,547
Net income (loss)	$18,647	$(626)	$(2,124)	$15,897

31 | Page

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

Available for sale securities – At June 30, 2017, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at June 30, 2017 on TPS Level 3 securities was immaterial.

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

32 | Page

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At June 30, 2017 and December 31, 2016, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$39,930	$4,410	$25,322	$10,198
Corporate debt securities	138,279	-	138,279	-
Municipal securities	3,305	-	3,305	-
Total available for sale securities	$181,514	$4,410	$166,906	$10,198

Derivatives:
Fair value hedges	$410	$-	$410	$-
Non-designated hedges	2,345	-	2,345	-
Foreign exchange forward contracts	7	-	7	-
Total derivative assets	$2,762	$-	$2,762	$-

Liabilities
Derivatives:
Cash flow hedges	$6,996	$-	$6,996	$-
Fair value hedges	885	-	885	-
Non-designated hedges	2,418	-	2,418	-
Foreign exchange forward contracts	89	-	89	-
Total derivative liabilities	$10,388	$-	$10,388	$-

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$37,624	$4,283	$23,893	$9,448
Corporate debt securities	92,077	-	92,077	-
Municipal securities	3,280	-	3,280	-
Total available for sale securities	$132,981	$4,283	$119,250	$9,448

Derivatives:
Fair value hedges	$476	$-	$476	$-
Non-designated hedges	2,755	-	2,755	-
Foreign exchange forward contracts	52	-	52	-
Total derivative assets	$3,283	$-	$3,283	$-

Liabilities
Derivatives:
Cash flow hedges	$7,639	$-	$7,639	$-
Fair value hedge	845	-	845	-
Non-designated hedges	2,736	-	2,736	-
Foreign exchange forward contracts	5	-	5	-
Total derivative liabilities	$11,225	$-	$11,225	$-

34 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$10,017	$5,573	$9,448	$5,810
Transfers and purchases	-	3,276	-	3,276
Net accretion	30	16	59	31
Sales / calls / maturities	-	-	-	-
Unrealized gain (loss) included in comprehensive income	151	90	691	(162)
Ending balance	$10,198	$8,955	$10,198	$8,955

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

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2017
Impaired loans	$2,615	$-	$-	$2,615
OREO	$5,351	$-	$-	$5,351

At December 31, 2016
Impaired loans	$1,425	$-	$-	$1,425
OREO	$5,351	$-	$-	$5,351

35 | Page

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain for the three months ended		Gain for the six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Impaired loans	$567	$1,933	$971	$2,174

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	June 30, 2017	December 31, 2016
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

The following tables provide information describing the valuation techniques used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2017 and December 31, 2016.

	At June 30, 2017
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$10,198	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	0% to 18%

Impaired loans:
Commercial	$2,207	Sales comparison (1)	Management discount for asset type	44%	0% - 76%
Real estate - mortgage	245	Sales comparison (2)	Sales comparison adjustments	(1)%	NA
Consumer	163	Sales comparison (2)	Sales comparison adjustments	(32)%	(58)% - 9.9%
Total impaired loans	$2,615

OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals (2)	Management discount for property type	17%	NA
Total OREO	$5,351

	At December 31, 2016
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,448	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	13%	1% to 28%

Impaired loans:
Commercial	$1,057	Sales comparison (1)	Management discount for asset type	59%	0% to 76%
Real estate - mortgage	269	Sales comparison (2)	Sales comparison adjustments	18%	NA
Consumer	99	Sales comparison (2)	Sales comparison adjustments	(1)%	(11)% to 10%
Total impaired loans	$1,425

OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type	0%	0%
Construction & land	5,161	Property appraisals (2)	Management discount for property type	17%	NA
Total OREO	$5,351

36 | Page

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$90,419	$90,419	$96,050	$96,050
Investment securities available for sale	181,514	181,514	132,981	132,981
Investment securities held to maturity	371,591	370,931	366,041	363,178
Other investments	2,173	2,173	2,173	2,173
Loans — net	3,025,329	3,028,404	2,900,812	2,868,091
Accrued interest receivable	12,884	12,884	12,223	12,223
Derivatives	2,762	2,762	3,283	3,283

Financial liabilities:
Deposits	$3,072,639	$3,072,064	$3,029,783	$3,029,226
Securities sold under agreements to repurchase	69,203	65,343	27,639	26,101
Other short-term borrowings	182,000	182,000	106,230	106,230
Accrued interest payable	954	954	1,038	1,038
Subordinated notes payable	59,152	59,508	59,111	58,681
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	10,388	10,388	11,225	11,225

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

37 | Page

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.  Regulatory Matters

The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at June 30, 2017.  The minimum Capital Conservation Buffer (CCB) for 2017 increased to 1.25% from 0.625% in 2016, the first year the requirement was effective. The CCB increases 0.625% annually through 2019 to 2.5% and is designed to establish a capital range for banking organizations above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

	At June 30, 2017		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	11.9%	9.9%	6.5%	7.0%
Tier 1 capital	11.9%	11.5%	8.0%	8.5%
Total capital	12.9%	14.4%	10.0%	10.5%
Tier 1 leverage	10.2%	9.9%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

38 | Page

13.  Supplemental Financial Data

Other noninterest income and other noninterest expense as shown in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016 are detailed in the following tables.

	Three months ended		Six months ended
Other noninterest income	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Loan fees	$347	$451	$863	$942
Other customer service fees	722	687	1,422	1,329
Bank-owned life insurance	310	298	659	655
Other investments	372	420	747	914
Derivative valuation	(80)	(163)	(137)	(456)
Other	(1)	107	46	119
Total	$1,670	$1,800	$3,600	$3,503

	Three months ended		Six months ended
Other noninterest expense	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Marketing and business development	$682	$756	$1,388	$1,545
Service contracts	1,428	1,310	2,721	2,524
Professional fees	794	692	1,698	1,311
Office supplies and delivery	278	306	581	636
Other	829	919	1,868	1,914
Total	$4,011	$3,983	$8,256	$7,930

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

Executive Summary

CoBiz Financial Inc. is a $3.8 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.  Our operating segments include Commercial Banking and Fee-Based Lines.

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

The Company is focused on achieving four financial objectives as part of its three to five year plan. Those objectives are 8-12% loan and deposit growth, 8% noninterest income growth and limiting noninterest expense growth to 4%. We anticipate that achieving these objectives, coupled with maintaining our asset quality, will enable us to enhance shareholder return.  The Company’s progress on these objectives from June 30, 2016 to June 30, 2017 is noted in the following table.

39 | Page

		Year-over-year
Financial Objectives	Goal	Change
Loan growth	8.0% - 12.0%	8.8%
Deposit growth	8.0% - 12.0%	9.5%
Noninterest income growth	8.0%	7.3%
Expense growth	< 4.0%	3.2%

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net interest income before provision	$32,005	$28,533	$62,083	$56,762
Provision for loan losses	673	(1,652)	1,280	(1,282)
Noninterest income	8,311	7,812	16,639	15,500
Noninterest expense	26,655	26,268	53,769	52,100
Net income	9,489	8,532	18,103	15,897

Diluted earnings per common share	$0.23	$0.21	$0.43	$0.38
Net interest margin	3.76%	3.72%	3.76%	3.73%
Return on average assets	1.01%	1.01%	0.99%	0.95%
Return on average shareholders' equity	12.10%	12.19%	11.74%	11.47%

•

Net interest income for the three and six months ended June 30, 2017 increased $3.5 million and $5.3 million, respectively, over the prior year periods.  The increase was due to growth in average loans of 9% in both the second quarter and first six months of 2017.  The net interest margin was 3.76% for the three and six months ended June 30, 2017, compared to 3.72% and 3.73% in the prior year periods.  An increase in loan yields, partially offset by higher interest expense on short-term borrowings, was the primary cause of the increase in the net interest margin.  Impacting the net interest margin in the second quarter of 2017 was a tax exempt loan prepayment that resulted in the accelerated amortization of a $0.2 million loan premium.  On a taxable equivalent basis, this reduced the net interest margin four basis points in the second quarter of 2017.

•

Provision for loan losses for the three and six months ended June 30, 2017 was $0.7 million, and $1.3 million, respectively, compared to a negative provision of $1.7 million and $1.3 million in the prior year periods.  The negative provision for loan losses in 2016 was driven by the resolution of a large impaired credit.

•	Net income for the three and six months ended June 30, 2017 of $9.5 million and $18.1 million, increased $1.0 million and $2.2 million over the prior year periods.

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2017	2016
Total assets	$3,803,490	$3,630,313
Total investments	568,181	510,387
Total loans	3,060,954	2,934,105
Total deposits	3,072,639	3,029,783
Total shareholders' equity	319,470	302,310

Allowance for loan losses	$35,625	$33,293
Nonperforming assets	9,573	8,374
Allowance for loan losses to total loans	1.16%	1.13%
Nonperforming assets to total assets	0.25%	0.23%

•	The loan portfolio at June 30, 2017 increased $126.8 million, or 4.3%, over the balance at December 31, 2016.

40 | Page

•

The allowance for loan losses was 1.16% of total loans at June 30, 2017 and 1.13% at December 31, 2016.  In the first half of 2017, the Company had net recoveries of $1.1 million in the allowance for loan losses.

•	Total deposits at June 30, 2017 increased $42.9 million, or 1.4%, over the balance at December 31, 2016.

•	The Company’s total risk-based capital ratio was 14.4% at June 30, 2017.

•

The Company closed one bank location in the Denver market in 2017 and sold the building.  In addition,  the Company closed a bank location in Arizona and opened a new one that provides more square footage for expansion in that market.

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

Financial Condition

Total assets at June 30, 2017 were $3.80 billion, an increase of $173.2 million or 4.8% from $3.63 billion at December 31, 2016.  Assets consist primarily of net loans and investment securities, accounting for 94% of total assets.  Total liabilities at June 30, 2017 were $3.48 billion, compared to $3.33 billion at December 31, 2016.  Deposits and borrowings total 99% of total liabilities.  Shareholders’ equity at June 30, 2017 was $319.5 million, an increase of $17.2 million or 5.7% from $302.3 million at December 31, 2016.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments were $568.2 million at June 30, 2017 and $510.4 million at December 31, 2016 and accounted for 14.9% of total assets at June 30, 2017 and 14.1% at December 31, 2016.  The Company had originally planned to increase the investment portfolio to approximately $600.0 million by the end of 2017.  However, flattening of the yield curve in 2017 has reduced investment opportunities.  Based on the current yield environment, the Company does not expect the investment portfolio as a percentage of total assets to grow significantly by the end of 2017.

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

The net unrealized gain on AFS was $5.7 million at June 30, 2017 compared to $2.7 million at December 31, 2016.  The Company did not recognize any OTTI in earnings during the three and six months

41 | Page

ended June 30, 2017.  The following table presents the composition of the Company’s investment portfolio at June 30, 2017 and December 31, 2016.

	Carrying Value at		Increase (decrease)
(in thousands)	June 30, 2017	December 31, 2016	Amount	%
AFS:
Trust preferred securities	$39,930	$37,624	$2,306	6.1%
Corporate debt securities	138,279	92,077	46,202	50.2%
Municipal securities	3,305	3,280	25	0.8%
Total AFS	$181,514	$132,981	$48,533	36.5%
HTM:
Mortgage-backed securities	$325,703	$319,978	$5,725	1.8%
Trust preferred securities	10,670	10,620	50	0.5%
Municipal securities	35,218	35,443	(225)	(0.6)%
Total HTM	$371,591	$366,041	$5,550	1.5%

Loans.  Gross loans increased $126.8 million to $3.06 billion at June 30, 2017, from $2.93 billion at December 31, 2016. In the first half of 2017, the Company extended $584.8 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $457.6 million and gross charge-offs of $0.3 million.  In 2017, the Company was successful in recruiting an asset-based lending (ABL) team from a competitor bank.  As part of the recruitment process, the Company acquired a $21.0 million loan portfolio that the ABL team had managed at its prior bank.  The following table presents the composition of the Company’s loan portfolio at the dates indicated.

	At June 30, 2017		At December 31, 2016		At June 30, 2016
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,272,304	42.1%	$1,217,732	42.0%	$1,218,723	43.9%
Owner-occupied real estate	481,180	15.9%	475,287	16.4%	446,699	16.1%
Investor real estate	747,765	24.7%	695,836	24.0%	607,168	21.8%
Construction & land	162,318	5.4%	174,451	6.0%	184,620	6.6%
Consumer	287,790	9.5%	267,013	9.2%	258,773	9.3%
Other	109,597	3.6%	103,786	3.5%	97,720	3.5%
Total loans	3,060,954	101.2%	2,934,105	101.1%	2,813,703	101.2%
Allowance for loan losses	(35,625)	(1.2)%	(33,293)	(1.1)%	(34,344)	(1.2)%
Total net loans	$3,025,329	100.0%	$2,900,812	100.0%	$2,779,359	100.0%

Geographically, Colorado loans totaled $1.96 billion, an increase of $94.1 million from December 31, 2016.  Arizona loans totaled $1.10 billion, an increase of $32.8 million from December 31, 2016.

The allowance for loan losses increased $2.3 million during 2017 due to a provision for loan losses of $1.3 million and net recoveries of $1.1 million.  See the Provision and Allowance for Loan and Credit Losses section below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $1.3 million to $18.6 million at June 30, 2017, from $19.9 million at December 31, 2016. The decrease was primarily related to the tax effect of stock compensation and annual bonus payments made in 2017, which were partially offset by the tax effect of the increase in the allowance for loan losses.

Other Assets.  Other assets decreased $3.3 million to $16.5 million at June 30, 2017, from $19.8 million at December 31, 2016.  The decrease was primarily due to the collection of a $2.2 million receivable from a lessor for a lease improvement allowance and a $0.5 million decrease in the fair value of derivative assets.

Deposits.  Total deposits increased $42.9 million to $3.07 billion at June 30, 2017 from $3.03 billion at December 31, 2016.  Noninterest-bearing deposits at June 30, 2017 comprised 42.8% of total deposits, compared to 42.3% at December 31, 2016.

The Company has reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts that are viewed as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit
42 | Page

amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $375.1 million and $327.8 million in CDARS and ICS accounts at June 30, 2017 and December 31, 2016, respectively.  The following table presents the composition of the Company’s deposit portfolio at the dates indicated.

	At June 30, 2017		At December 31, 2016		At June 30, 2016
DEPOSITS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$898,615	29.2%	$861,856	28.4%	$853,815	30.4%
Interest-bearing demand	696,971	22.7%	714,062	23.6%	591,355	21.0%
Savings	22,748	0.7%	19,561	0.6%	19,097	0.7%
Certificates of deposits under $100	18,748	0.6%	19,899	0.7%	19,836	0.7%
Certificates of deposits $100 and over	79,103	2.6%	87,692	2.9%	89,008	3.2%
Reciprocal CDARS	42,046	1.4%	44,250	1.5%	49,210	1.8%
Total interest-bearing deposits	1,758,231	57.2%	1,747,320	57.7%	1,622,321	57.8%
Noninterest-bearing demand deposits	1,314,408	42.8%	1,282,463	42.3%	1,184,023	42.2%
Total deposits	$3,072,639	100.0%	$3,029,783	100.0%	$2,806,344	100.0%

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

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At June 30, 2017, the Company had $182.0 million in short-term borrowings outstanding, compared to $106.2 million at December 31, 2016.  The average balances of short-term borrowings, which are more reflective of the Company’s usage, were $224.7 million and $157.7 million for the three and six months ended June 30, 2017.  For the three and six months ended June 30, 2016, average short-term borrowings were $133.5 million and $147.5 million, respectively.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $4.2 million to $28.9 million at June 30, 2017 from $33.1 million at December 31, 2016.  The decrease is primarily due to a $3.1 million decrease in incentive compensation and bonus accruals and a $1.6 million decrease in liabilities for investments purchased in 2016 that cash-settled in the first quarter of 2017, offset by an increase in other miscellaneous liabilities.  The values of derivative liabilities fluctuate based on projected future interest rates and vary from period-to-period, particularly on contracts with longer-term maturities.

43 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, followed by a discussion of the major components of the Company’s income, expense and performance.

			2017 vs 2016				2017 vs 2016
INCOME STATEMENT	Three months ended		Increase		Six months ended		Increase
	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Interest income	$35,406	$31,500	$3,906	12.4%	$68,487	$62,695	$5,792	9.2%
Interest expense	3,401	2,967	434	14.6%	6,404	5,933	471	7.9%
NET INTEREST INCOME BEFORE PROVISION	32,005	28,533	3,472	12.2%	62,083	56,762	5,321	9.4%
Provision for loan losses	673	(1,652)	2,325	140.7%	1,280	(1,282)	2,562	199.8%
NET INTEREST INCOME AFTER PROVISION	31,332	30,185	1,147	3.8%	60,803	58,044	2,759	4.8%
Noninterest income	8,311	7,812	499	6.4%	16,639	15,500	1,139	7.3%
Noninterest expense	26,655	26,268	387	1.5%	53,769	52,100	1,669	3.2%
INCOME BEFORE INCOME TAXES	12,988	11,729	1,259	10.7%	23,673	21,444	2,229	10.4%
Provision for income taxes	3,499	3,197	302	9.4%	5,570	5,547	23	0.4%
NET INCOME	$9,489	$8,532	$957	11.2%	$18,103	$15,897	$2,206	13.9%

Annualized return on assets for the three and six months ended June 30, 2017 and 2016 was 1.01% and 0.99%, respectively compared to 1.01% and 0.95% in the prior year periods.  The improvement in the return on assets for the first half of 2017 over the same period in 2016 was primarily due to an increase in net interest income of $5.3 million, partially offset by a $2.6 million increase in the provision for loan losses.  Noninterest income as a percentage of taxable equivalent operating revenue(1) was 19.61% and 20.01% for the three and six months ended June 30, 2017, compared to 20.44% and 20.43% in the prior year periods.  The Company’s efficiency ratio – taxable equivalent(1) - was 62.83% and 65.04%, for the three and six months ended June 30, 2017 compared to 68.71% and 68.67% in the comparable prior year periods.  The efficiency ratio improved as operating revenue increased higher than the increase in operating expenses.  The efficiency ratio should continue to improve if the Company is able to achieve the financial objectives discussed in the executive summary above.

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

44 | Page

		Three months ended		Six months ended
		June 30,		June 30,
	(in thousands)	2017	2016	2017	2016
	Noninterest expense - GAAP, adjusted for:	$26,655	$26,268	$53,769	$52,100

	Net (gain) loss on securities, other assets and OREO	32	7	(313)	10
A	Adjusted noninterest expense - non-GAAP	$26,623	$26,261	$54,082	$52,090
	Net interest income - GAAP	$32,005	$28,533	$62,083	$56,762
B	Noninterest income - GAAP	8,311	7,812	16,639	15,500
	Operating revenue	40,316	36,345	78,722	72,262
	Taxable equivalent adjustment	2,056	1,874	4,435	3,591
C	Operating revenue - taxable equivalent - non-GAAP	$42,372	$38,219	$83,157	$75,853
A / C	Efficiency ratio - taxable equivalent - non-GAAP	62.83%	68.71%	65.04%	68.67%
B / C	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	19.61%	20.44%	20.01%	20.43%

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin.  The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the fed funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company. At June 30, 2017,  the FOMC has set the target federal funds rate at a range of 100-125 basis points.  The target federal funds rate has been increased 75 basis points since December 2016.

45 | Page

The following table sets forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2017 and 2016.

.	Three months ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$21,100	$54	1.01%	$21,764	$25	0.45%
Investment securities (1)	575,363	3,999	2.78%	487,309	3,364	2.76%
Loans (1)(2)	3,036,949	33,409	4.35%	2,777,790	29,985	4.27%
Total interest-earning assets	$3,633,412	$37,462	4.08%	$3,286,863	$33,374	4.02%
Noninterest-earning assets	139,072			108,097
Total assets	$3,772,484			$3,394,960

Liabilities and Shareholders' Equity
Deposits
Money market	$888,217	$586	0.26%	$844,471	$567	0.27%
Interest-bearing demand	645,243	234	0.15%	565,028	216	0.15%
Savings	20,429	3	0.06%	17,920	2	0.04%
Certificates of deposit
Reciprocal	42,562	18	0.17%	44,945	21	0.19%
Under $100	18,939	17	0.36%	21,094	20	0.38%
$100 and over	80,085	97	0.49%	90,280	113	0.50%
Total interest-bearing deposits	$1,695,475	$955	0.23%	$1,583,738	$939	0.24%
Other borrowings
Securities sold under agreements to repurchase	64,181	9	0.06%	34,754	5	0.06%
Other short-term borrowings	224,679	593	1.04%	133,481	183	0.54%
Long-term debt	131,307	1,844	5.56%	131,225	1,840	5.55%
Total interest-bearing liabilities	$2,115,642	$3,401	0.64%	$1,883,198	$2,967	0.63%
Noninterest-bearing demand accounts	1,317,231			1,217,761
Total deposits and interest-bearing liabilities	3,432,873			3,100,959
Other noninterest-bearing liabilities	24,942			12,384
Total liabilities	3,457,815			3,113,343
Total shareholders' equity	314,669			281,617
Total liabilities and shareholders' equity	$3,772,484			$3,394,960
Net interest income - taxable equivalent		$34,061			$30,407
Net interest spread			3.44%			3.39%
Net interest margin			3.76%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	171.74%			174.54%

46 | Page

	Six months ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$22,815	$110	0.96%	$20,678	$52	0.50%
Investment securities (1)	557,378	7,795	2.80%	497,553	6,954	2.80%
Loans (1)(2)	2,983,284	65,017	4.33%	2,739,636	59,280	4.28%
Total interest-earning assets	$3,563,477	$72,922	4.07%	$3,257,867	$66,286	4.03%
Noninterest-earning assets	139,804			115,157
Total assets	$3,703,281			$3,373,024

Liabilities and Shareholders' Equity
Deposits
Money market	$894,378	$1,178	0.27%	$825,386	$1,110	0.27%
Interest-bearing demand	648,431	479	0.15%	570,050	422	0.15%
Savings	19,693	5	0.05%	17,959	5	0.06%
Certificates of deposit
Reciprocal	43,140	39	0.18%	40,979	36	0.18%
Under $100	19,203	34	0.36%	21,101	40	0.38%
$100 and over	82,972	207	0.50%	92,510	231	0.50%
Total interest-bearing deposits	$1,707,817	$1,942	0.23%	$1,567,985	$1,844	0.24%
Other borrowings
Securities sold under agreements to repurchase	57,176	17	0.06%	40,684	12	0.06%
Other short-term borrowings	157,681	769	0.97%	147,477	398	0.53%
Long-term debt	131,297	3,676	5.57%	131,216	3,679	5.55%
Total interest-bearing liabilities	$2,053,971	$6,404	0.62%	$1,887,362	$5,933	0.63%
Noninterest-bearing demand accounts	1,311,582			1,187,006
Total deposits and interest-bearing liabilities	3,365,553			3,074,368
Other noninterest-bearing liabilities	26,897			19,917
Total liabilities	3,392,450			3,094,285
Total shareholders' equity	310,831			278,739
Total liabilities and shareholders' equity	$3,703,281			$3,373,024
Net interest income - taxable equivalent		$66,518			$60,353
Net interest spread			3.45%			3.40%
Net interest margin			3.76%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	173.49%			172.61%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis using a combined federal and state marginal tax rate of 36%.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three and six months ended June 30, 2017 grew 12.0% and 10.2%, respectively, over the prior year periods primarily as a result of higher loan volume. As the Company has an asset sensitive balance sheet at June 30, 2017, future interest rate increases should increase net interest income.

Average interest-earning assets for the three and six months ended June 30, 2017 increased $346.5 million to $3.63 billion and $305.6 million to $3.56 billion compared to the prior year periods.  The yield on interest-earning assets expanded 0.06% and 0.04% due to loan yields for the three and six months ended June 30, 2017, compared to the prior year periods.  Yields on variable-rate loans have increased with the increase in short-term interest rates, however, industry tightening on commercial lending has reduced loan origination spreads, offsetting some of the overall expansion of loan yields.

47 | Page

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 0.13% for the three and six months ended June 30, 2017 and 2016.   Although deposit costs have remained stable in all periods presented, short-term borrowing costs have increased to 0.97% for the first half of 2017 compared to 0.53% in the same period of 2016.

The following table presents noninterest income for the three and six months ended June 30, 2017 and 2016.

							2017 vs 2016
	Three months ended		2017 vs 2016		Six months ended		Increase
NONINTEREST INCOME	June 30,		Increase		June 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Service charges	$1,714	$1,470	$244	16.6%	$3,459	$2,955	$504	17.1%
Investment advisory income	1,500	1,430	70	4.9%	3,031	2,880	151	5.2%
Insurance income	3,427	3,112	315	10.1%	6,549	6,162	387	6.3%
Other income	1,670	1,800	(130)	(7.2)%	3,600	3,503	97	2.8%
Total noninterest income	$8,311	$7,812	$499	6.4%	$16,639	$15,500	$1,139	7.3%

Service Charges. Service charges primarily consist of fees earned from treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges are influenced by the earnings credit, transaction volumes and the balance of deposits serviced by treasury management.  Service charges increased $0.2 million and $0.5 million for the three and six months ended June 30, 2017, compared to the prior year periods.  The increase is due to continued growth in the deposit portfolio, a decrease in the earnings credit in 2017 compared to 2016, and an increase to the fees assessed for treasury management services.

Investment Advisory Income.  Investment advisory income increased $0.1 million and $0.2 million during the three and six months ended June 30, 2017 over the prior year periods.  Fees earned are generally based on a percentage of assets under management (AUM) and market valuations have a direct impact on AUM.  AUM totaled $901.8 million at June 30, 2017 compared to $822.5 million at June 30, 2016.

Insurance Income.    Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income increased $0.3 million and $0.4 million during the three and six months ended June 30, 2017 compared to the prior year periods, due to growth in benefits consulting.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income was relatively flat in 2017 compared to 2016.

The following table presents noninterest expense for the three and six months ended June 30, 2017 and 2016.

48 | Page

			2017 vs 2016				2017 vs 2016
	Three months ended		Increase		Six months ended		Increase
NONINTEREST EXPENSE	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Salaries and employee benefits	$18,335	$17,984	$351	2.0%	$37,455	$35,613	$1,842	5.2%
Occupancy expenses, premises and equipment	3,685	3,517	168	4.8%	7,290	7,007	283	4.0%
Amortization of intangibles	150	150	-	-%	300	300	-	-%
FDIC and other assessments	349	471	(122)	(25.9)%	599	928	(329)	(35.5)%
Other real estate owned and loan workout costs	93	156	(63)	(40.4)%	182	312	(130)	(41.7)%
Net (gain) loss on securities, other assets and OREO	32	7	25	357.1%	(313)	10	(323)	nm %
Other expense	4,011	3,983	28	0.7%	8,256	7,930	326	4.1%
Total noninterest expense	$26,655	$26,268	$387	1.5%	$53,769	$52,100	$1,669	3.2%

nm – not meaningful

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.4 million and $1.8 million for the three and six months ended June 30, 2017 over the prior year periods. Contributing to the quarter-over-quarter increase was an increase in full-time equivalent employees and a merit increase effective in the second quarter of 2017 that averaged less than the Company’s 2% target, partially offset by a decline in self-insured medical claims.  The increase in the first half of 2017 compared to the same period in 2016 was due to the 2016 average merit increase of 3% and a projected increase in bonus payments and retirement contributions in 2017 that are influenced by the Company’s return on average assets. The Company had 529 full-time equivalent employees at June 30, 2017, compared to 524 at June 30, 2016.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs increased $0.2 million and $0.3 million for the three and six months ended June 30, 2017, compared to the prior year periods. The increases are primarily due to depreciation on investments in computer hardware to support the Company’s operations and common area maintenance for the Company’s new headquarters location that became operational in the fourth quarter of 2016.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three and six months ended June 30, 2017 decreased $0.1 million and $0.3 million compared to the prior year periods.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.  In the third quarter of 2016, the FDIC changed its deposit insurance assessments, which reduced rates and revised the pricing method for smaller banks, such as the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net Gain on Securities, Other Assets and OREO.  The net gain of $0.3 million for the six months ended June 30, 2017 consisted primarily of a gain on the sale of a Company-owned bank property in Colorado that had a net book value of $0.4 million.  The bank branch was closed and the building was sold in the first quarter of 2017.

Other Noninterest Expense.  Other noninterest expense consists primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses increased 0.7% and 4.1% for the three and six months ended June 30, 2017, respectively, over the prior year periods.  The increase in the first half of 2017 over the same period in 2016 was primarily a result of higher professional services related to the redesign of the Company’s credit underwriting and loan operations process.

49 | Page

Provision for Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2017 was 26.9% and 23.5% compared to 27.3% and 25.9% in the prior year periods.  A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is presented below.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	2.5%	2.5%	2.2%	2.5%
Tax exempt income	(10.8)%	(11.3)%	(12.8)%	(11.8)%
Nondeductible compensation	0.4%	0.2%	0.4%	0.2%
Meals and entertainment	0.4%	0.5%	0.5%	0.6%
Excess tax benefit on stock compensation	(0.5)%	(0.4)%	(2.4)%	(0.8)%
Other - net	(0.1)%	0.8%	0.6%	0.2%
Effective income tax rate	26.9%	27.3%	23.5%	25.9%

Provision and Allowance for Loan Losses

The following table presents the provision for loan and credit losses for the three and six months ended June 30, 2017 and 2016:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2017	2016	Increase	2017	2016	Increase
Provision for loan losses	$673	$(1,652)	$2,325	$1,280	$(1,282)	$2,562
Provision for credit losses (included in other expenses)	70	-	70	70	-	70
Total provision for loan and credit losses	$743	$(1,652)	$2,395	$1,350	$(1,282)	$2,632

The Company recorded a $0.7 million and $1.3 million provision for loan losses and a $1.7 million and $1.3 million negative provision for loan losses for the three and six months ended June 30, 2017 and 2016, respectively.  The provision for loan losses in the second quarter of 2017 was primarily caused by continued loan growth and an additional allowance segmentation on an $81.0 million pool of investor office loans within the Denver market, partially offset by an improvement in the Company’s historical loss experience.  Available sublease office space in Denver has remained elevated due to contraction in the energy sector and construction of new office space continues at a high pace in 2017, which led to the additional allowance segmentation.  The negative provision for loan losses in 2016 was driven by the resolution of a large impaired credit.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At June 30, 2017 and December 31, 2016, the allowance for loan losses was 1.16% and 1.13% of total loans, respectively.  At June 30, 2016, the allowance for loan losses to total loans was 1.22%.  The ratio of the allowance for loan losses to nonperforming loans was 792.72% at June 30, 2017, 1,010.41% at December 31, 2016 and 572.97% at June 30, 2016.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance for loan losses is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.7 million and $1.1 million during the three and six months ended June 30, 2017, respectively, net recoveries of $0.7 million in the second quarter

50 | Page

of 2016 and net charge-offs of $5.1 million in the first half of 2016.  Activity in the allowance for loan losses for the current and relevant prior year periods is summarized below:

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Allowance for loan losses at beginning of period	$33,293	$40,686	$40,686
Charge-offs:
Commercial	(222)	(7,767)	(6,403)
Consumer	(86)	(37)	(20)
Total charge-offs	(308)	(7,804)	(6,423)
Recoveries:
Commercial	181	1,284	596
Real estate - mortgage	164	31	18
Construction & land	1,008	1,165	739
Consumer	7	32	10
Total recoveries	1,360	2,512	1,363
Net recoveries (charge-offs)	1,052	(5,292)	(5,060)
Provision for loan losses charged to operations	1,280	(2,101)	(1,282)
Allowance for loan losses at end of period	$35,625	$33,293	$34,344

Ratio of net (recoveries) charge-offs to average loans	(0.04)%	0.19%	0.18%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2017	2016	2016
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$664	$657	$-
Nonaccrual loans:
Commercial	3,439	2,202	5,087
Real estate - mortgage	245	269	775
Construction & land	-	-	24
Consumer & other	146	167	108
Total nonaccrual loans	3,830	2,638	5,994
Total nonperforming loans	4,494	3,295	5,994
OREO and repossessed assets	5,079	5,079	5,079
Total nonperforming assets	$9,573	$8,374	$11,073

Performing renegotiated loans	$31,482	$23,612	$27,240
Classified loans	$50,587	$57,905	$58,163
Allowance for loan losses	$35,625	$33,293	$34,344

Nonperforming assets to total assets	0.25%	0.23%	0.32%
Nonperforming loans to total loans	0.15%	0.11%	0.21%
Nonperforming loans and OREO to total loans and OREO	0.31%	0.28%	0.39%
Allowance for loan losses to total loans	1.16%	1.13%	1.22%
Allowance for loan losses to nonperforming loans	792.72%	1,010.41%	572.97%

Nonperforming assets increased $1.2 million at June 30, 2017, from December 31, 2016 and decreased $1.5 million from June 30, 2016.  Approximately 91.0% or $8.7 million of nonperforming assets at June 30, 2017 were concentrated in Colorado, while the remaining 9.0% or $0.9 million were in Arizona.  Nonperforming loans represented 46.9% of total nonperforming assets with the remaining 53.1% comprised of OREO.
51 | Page

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 10 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead are generally not impacted by the Fee-Based Lines, but are most affected by the operations of the Bank.  Certain financial metrics and discussion of results for each segment for the three and six months ended June 30, 2017 and 2016 are presented below.

			2017 vs 2016				2017 vs 2016
Commercial Banking	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$33,753	$30,263	$3,490	11.5%	$65,556	$60,220	$5,336	8.9%
Provision for loan losses	682	(1,524)	2,206	144.8%	1,374	(1,142)	2,516	220.3%
Noninterest income	3,266	2,841	425	15.0%	6,670	5,696	974	17.1%
Noninterest expense	8,016	7,504	512	6.8%	17,564	17,984	(420)	(2.3)%
Provision for income taxes	9,179	7,215	1,964	27.2%	16,762	14,353	2,409	16.8%
Net income before management fees and overhead allocations	19,142	19,909	(767)	(3.9)%	36,526	34,721	1,805	5.2%
Management fees and overhead allocations, net of tax	8,345	10,101	(1,756)	(17.4)%	16,049	16,074	(25)	(0.2)%
Net income	$10,797	$9,808	$989	10.1%	$20,477	$18,647	$1,830	9.8%

Net income for the Commercial Banking segment increased $1.0 million and $1.8 million during the three months and six months ended June 30, 2017 compared to the prior year periods.  Net income grew on higher loan volume and an expansion in loan yields that increased net interest income over the prior year periods.  Noninterest income increased primarily as a result of higher deposit service charges and an increase in the mark-to-market adjustment on the Bank’s derivative portfolio.  Noninterest expense increased $0.5 million for the three months ended June 30, 2017 compared to the prior year period and decreased $0.4 million in the first half of 2017 compared to the same period in 2016.  Management fees and overhead allocations decreased $1.8 million during the three months ended June 30, 2017 compared to the prior year period and were flat in the first half of 2017 compared to the same period in 2016.  The decrease in management fees and overhead allocations in the second quarter of 2017 over the prior year period was due to the identification of certain central support costs in the second quarter of 2016 that had been reported as noninterest expense in the Commercial Banking segment.  The reallocation of these costs to the Commercial Banking segment as a management fee and overhead allocation in the second quarter of 2016 inflated the prior year period amount.

			2017 vs 2016				2017 vs 2016
Fee-Based Lines	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$-	$(8)	$8	100.0%	$(13)	$(13)	$-	-%
Noninterest income	4,927	4,542	385	8.5%	9,580	9,042	538	6.0%
Noninterest expense	4,262	4,483	(221)	(4.9)%	8,766	8,752	14	0.2%
Provision for income taxes	224	15	209	1,393.3%	272	112	160	142.9%
Net income before management fees and overhead allocations	441	36	405	1,125.0%	529	165	364	220.6%
Management fees and overhead allocations, net of tax	317	366	(49)	(13.4)%	592	791	(199)	(25.2)%
Net income (loss)	$124	$(330)	$454	137.6%	$(63)	$(626)	$563	89.9%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations on the Fee-

52 | Page

Based Lines increased $0.4 million during the three and six months ended June 30, 2017, compared to the prior-year periods.  The increase was primarily due to an increase in income from benefits consulting.

			2017 vs 2016				2017 vs 2016
Corporate Support and Other	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$(1,748)	$(1,722)	$(26)	(1.5)%	$(3,460)	$(3,445)	$(15)	(0.4)%
Provision for loan losses	(9)	(128)	119	93.0%	(94)	(140)	46	32.9%
Noninterest income	118	429	(311)	(72.5)%	389	762	(373)	(49.0)%
Noninterest expense	14,377	14,281	96	0.7%	27,439	25,364	2,075	8.2%
Benefit for income taxes	(5,904)	(4,033)	(1,871)	(46.4)%	(11,464)	(8,918)	(2,546)	(28.5)%
Net loss before management fees and overhead allocations	(10,094)	(11,413)	1,319	11.6%	(18,952)	(18,989)	37	0.2%
Management fees and overhead allocations, net of tax	(8,662)	(10,467)	1,805	17.2%	(16,641)	(16,865)	224	1.3%
Net loss	$(1,432)	$(946)	$(486)	(51.4)%	$(2,311)	$(2,124)	$(187)	(8.8)%

The Corporate Support and Other segment is composed of activities of the Parent; non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, special assets, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually. Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as nonemployee overhead operating costs not directly associated with another segment.  Net loss for the segment was $1.4 million and $2.3 million for the three and six months ended June 30, 2017, respectively, compared to $0.9 million and $2.1 million in the prior year periods.  For the three months ended June 30, 2017, a decrease in noninterest income of $0.3 million and a $1.8 million decrease in management fees and overhead allocations was partially offset by a higher tax benefit.  As discussed in the Commercial Banking segment discussion, the Parent reallocated certain expenses to the other segments as a management fee and overhead allocation in the second quarter of 2016.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2017:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB line of credit(1)	$182,000	$-	$-	$-	$182,000
Repurchase agreements (1)	69,203	-	-	-	69,203
Operating lease obligations	2,557	9,090	5,743	14,299	31,689
Long-term debt obligations (2)(3)	7,274	14,208	10,265	144,177	175,924
Total contractual obligations	$261,034	$23,298	$16,008	$158,476	$458,816

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed-interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 3.60% and ranges from 2.75% to 4.22%.

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

53 | Page

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2017, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$674,348	$211,059	$50,828	$30,790	$967,025
Standby letters of credit	32,781	4,692	-	144	37,617
Commercial letters of credit	100	-	-	-	100
Unfunded commitments for unconsolidated investments	6,664	-	-	-	6,664
Company guarantees	2,332	-	-	1,255	3,587
Total commitments	$716,225	$215,751	$50,828	$32,189	$1,014,993

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

Approximately $47.6 million of total loan commitments at June 30, 2017 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at June 30, 2017 does not represent the actual amount that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and is therefore excluded from the table above.

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

54 | Page

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $90.4 million at June 30, 2017, compared to $96.1 million at December 31, 2016.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 99.6% at June 30, 2017, from 96.8% at December 31, 2016.  At June 30, 2017, the Company had $182.0 million of wholesale borrowings outstanding and average wholesale borrowings of $157.7 million during the six months ended June 30, 2017.  Average wholesale borrowings were $84.8 million during the year ended December 31, 2016.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2017, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $170.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company also has access to the Federal Reserve Bank discount window lending program.  The Company considers the discount window program a contingent liquidity alternative as it has a higher cost than other short-term borrowing options.  See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of these funding sources and collateral requirements.

Available funding through correspondent lines and the FHLB at June 30, 2017 totaled $587.8 million or 15.5% of the Company’s earning assets.  Available funding is comprised of $170.0 million through the unsecured federal fund lines and $417.8 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

55 | Page

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

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at June 30, 2017.  The line of credit has a one year term and matures in May 2018.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the Holding Company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The Holding Company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At June 30, 2017, the Holding Company had a liquidity position that exceeds the policy limit and the Company believes it has the ability to continue paying dividends.

Changes in shareholders’ equity are due to the following:

	Three months ended	Six months ended
(in thousands)	June 30, 2017	June 30, 2017
Beginning balance	$310,209	$302,310
Stock-based compensation	855	1,840
Options and restricted stock, net	333	(164)
Dividends paid-common	(2,088)	(4,166)
Other comprehensive income, net of tax	672	1,547
Net income	9,489	18,103
Ending balance	$319,470	$319,470

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

56 | Page

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At June 30, 2017, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At June 30, 2017, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

See Note 12 to the Condensed Consolidated Financial Statements for additional capital ratio disclosure.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors regularly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at June 30, 2017 that was grandfathered under Basel III.  The Non-Advanced Approaches Capital rules for banks and financial institutions such as the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

57 | Page

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income (NII) and economic value of equity (EVE). The interest rate scenarios presented in the table includes interest rates at June 30, 2017, as adjusted by rate changes upward of up to 200 basis points.  The downward movement analysis was limited to a 100 basis point change.

58 | Page

	Net interest income
Change in market interest rates	12 months	24 months	EVE
-200 basis points immediately	n/a	n/a	n/a
-100 basis points immediately	(6.6)%	(11.3)%	(15.8)%
+100 basis points immediately	3.8%	8.6%	10.5%
+200 basis points immediately	6.3%	15.2%	18.8%

-200 basis points ramped over next 12 months	n/a	n/a
-100 basis points ramped over next 12 months	(2.5)%	(8.9)%
+100 basis points ramped over next 12 months	1.5%	6.4%
+200 basis points ramped over next 12 months	2.2%	11.3%

There are two NII simulations presented, the first being an instantaneous or immediate shock to the yield curve in a parallel fashion up and down 100 and 200 basis points and the second being a 12 month ramp of the yield curve in parallel fashion up and down 100 and 200 basis points.  Consequently, the sensitivity in the year 1 ramped simulation is less than the immediate simulation since the rate movements are applied incrementally over the course of the first year.  The NII sensitivity analysis presented includes assumptions that (i) the yield curve used throughout the NII simulation is static as opposed to using implied forward rates; (ii) loan repricing spreads are based on actual originations of new loans over the past year; (iii) deposit average lives and repricing betas are based on a multi-year historical study; (iv) loan prepayment speeds are approximations; and (v) no balance sheet growth is assumed. Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2017, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

59 | Page

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

Period	Total number of shares	Average price paid per share
June 1 - June 30, 2017	534	$16.76
Total	534	$16.76

60 | Page

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
10.1	Second Amendment to Amended and Restated Credit Agreement, effective May 13, 2017, between CoBiz Financial Inc. and U.S. Bank N.A.	X
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 28, 2017	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 28, 2017	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

61 | Page