Form 10-Q
period 2017-09-30
COBIZ FINANCIAL INC
filed 2017-10-27
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

There were 42,233,365 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at October 25, 2017.

1 | Page

2 | Page

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At September 30, 2017 and December 31, 2016

	September 30,	December 31,
(in thousands, except share amounts)	2017	2016
Assets
Cash and due from banks	$60,572	$69,333
Interest-bearing deposits and federal funds sold	18,733	26,717
Total cash and cash equivalents	79,305	96,050

Investment securities available for sale (cost of $172,321 and $130,308, respectively)	177,591	132,981
Investment securities held to maturity (fair value of $360,380 and $363,178, respectively)	360,935	366,041
Other investments	11,222	11,365
Total investments	549,748	510,387

Loans - net of allowance for loan losses of $36,850 and $33,293, respectively	3,084,848	2,900,812
Intangible assets - net of amortization of $7,554 and $7,104, respectively	876	1,326
Bank-owned life insurance	54,689	53,674
Premises and equipment - net of depreciation of $36,768 and $38,269, respectively	10,701	11,019
Accrued interest receivable	13,698	12,223
Deferred income taxes, net	20,265	19,901
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	5,079	5,079
Other	17,634	19,842
TOTAL ASSETS	$3,836,843	$3,630,313

Liabilities
Deposits
Noninterest-bearing demand	$1,373,792	$1,282,463
Interest-bearing demand	721,600	714,062
Money market	925,589	861,856
Savings	21,210	19,561
Certificates of deposits	135,341	151,841
Total deposits	3,177,532	3,029,783
Securities sold under agreements to repurchase	60,335	27,639
Other short-term borrowings	101,476	106,230
Accrued interest and other liabilities	37,071	33,074
Subordinated notes payable - net of unamortized discount and issuance costs of $827 and $889, respectively	59,173	59,111
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,507,753	3,328,003

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 41,799,566 and 41,555,208 issued and outstanding, respectively	414	411
Additional paid-in capital	201,333	197,758
Retained earnings	125,597	103,575
Accumulated other comprehensive income (AOCI), net of income tax of $1,064 and $348, respectively	1,746	566
TOTAL SHAREHOLDERS' EQUITY	329,090	302,310
TOTAL LIABILITIES AND EQUITY	$3,836,843	$3,630,313

See Notes to Condensed Consolidated Financial Statements

3 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$33,170	$29,124	$93,966	$85,020
Interest and dividends on investment securities:
Taxable securities	3,361	2,844	10,160	8,870
Nontaxable securities	191	179	572	538
Dividends on securities	156	111	557	473
Interest on federal funds sold and other	69	50	179	102
Total interest income	36,947	32,308	105,434	95,003
INTEREST EXPENSE:
Interest on deposits	1,024	996	2,966	2,840
Interest on short-term borrowings and securities sold under agreements to repurchase	298	60	1,084	470
Interest on subordinated debentures and notes payable	1,856	1,851	5,532	5,530
Total interest expense	3,178	2,907	9,582	8,840
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	33,769	29,401	95,852	86,163
Provision for loan losses	1,060	(1,168)	2,340	(2,450)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,709	30,569	93,512	88,613
NONINTEREST INCOME:
Service charges	1,660	1,553	5,119	4,508
Investment advisory income	1,550	1,416	4,581	4,296
Insurance income	3,338	3,120	9,887	9,282
Other income	2,447	3,197	6,047	6,700
Total noninterest income	8,995	9,286	25,634	24,786
NONINTEREST EXPENSE:
Salaries and employee benefits	18,421	17,480	55,876	53,093
Occupancy expenses, premises and equipment	3,666	4,025	10,956	11,032
Amortization of intangibles	150	150	450	450
FDIC and other assessments	363	369	962	1,297
Other real estate owned and loan workout costs	33	120	215	432
Net (gain) loss on securities, other assets and other real estate owned	6	(98)	(307)	(88)
Other expense	3,753	3,997	12,009	11,927
Total noninterest expense	26,392	26,043	80,161	78,143
INCOME BEFORE INCOME TAXES	15,312	13,812	38,985	35,256
Provision for income taxes	4,119	3,543	9,689	9,090
NET INCOME	$11,193	$10,269	$29,296	$26,166

EARNINGS PER COMMON SHARE:
Basic	$0.27	$0.25	$0.70	$0.63
Diluted	$0.27	$0.25	$0.70	$0.63

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and nine months ended September 30, 2017 and 2016

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$11,193	$10,269	$29,296	$26,166
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain (loss)	(399)	695	2,601	1,196
Reclassification to operations	2	(98)	5	(95)
	(397)	597	2,606	1,101
Held to maturity securities:
Reclassification to operations	(469)	(459)	(1,313)	(1,385)
	(469)	(459)	(1,313)	(1,385)
Cash flow hedges:
Net unrealized gain (loss)	88	507	184	(2,218)
Reclassification to operations	188	275	419	833
	276	782	603	(1,385)
Total other comprehensive income (loss) items	$(590)	$920	$1,896	$(1,669)

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$(151)	$263	$983	$454
Reclassification to operations	1	(37)	2	(36)
	(150)	226	985	418
Held to maturity securities:
Reclassification to operations	(178)	(174)	(497)	(526)
	(178)	(174)	(497)	(526)
Cash flow hedges:
Net unrealized gain (loss)	34	193	70	(843)
Reclassification to operations	71	105	158	317
	105	298	228	(526)
Total income tax provision (benefit)	$(223)	$350	$716	$(634)
Other comprehensive income (loss), net of tax	(367)	570	1,180	(1,035)
Comprehensive income	$10,826	$10,839	$30,476	$25,131

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2017 and 2016

	Nine months ended
	September 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,296	$26,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,031	3,319
Provision for loan losses	2,340	(2,450)
Stock-based compensation	2,577	2,492
Deferred income taxes	(1,080)	3,599
Bank-owned life insurance	(1,015)	(1,000)
Net gain on securities, other assets and other real estate owned	(307)	(88)
Other operating activities, net	(1,507)	122
Changes in operating assets and liabilities:
Other assets	3,054	81
Other liabilities	4,416	2,872
Net cash provided by operating activities	41,805	35,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(19,271)	(11,489)
Proceeds from other investments	20,044	17,487
Purchase of investment securities available for sale	(80,434)	(1,970)
Purchase of investment securities held to maturity	(51,495)	(12,651)
Maturity, call and principal payments on investment securities available for sale	-	16,251
Maturity, call and principal payments on investment securities held to maturity	90,361	48,253
Purchase of bank-owned life insurance	-	(3,195)
Net proceeds from sale of loans, OREO and repossessed assets	-	60
Loan originations and repayments, net	(185,511)	(128,944)
Purchase of premises and equipment	(2,300)	(5,355)
Other investing activities, net	638	272
Net cash used in investing activities	(227,968)	(81,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	164,249	194,419
Net increase (decrease) in certificates of deposits	(16,500)	1,062
Net decrease in short-term borrowings	(4,754)	(129,801)
Net increase in securities sold under agreements to repurchase	32,696	4,655
Proceeds from issuance of common stock	1,315	1,342
Taxes paid in net settlement of restricted stock	(1,126)	(890)
Dividends paid on common stock	(6,462)	(5,783)
Net cash provided by financing activities	169,418	65,004

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,745)	18,836
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,050	67,312
CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,305	$86,148

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

In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.  In preparing its financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

7 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at September 30, 2017 or December 31, 2016.

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

	Nine months ended
	September 30,
(in thousands)	2017	2016
Cash paid during the period for:
Interest	$8,745	$8,141
Income taxes	8,112	5,538

Other noncash activities:
Loans transferred to held for sale	$-	$60
Lessor-paid tenant improvement allowance	358	-

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At September 30, 2017 and December 31, 2016, the Company had no trading securities.

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

Warrant — The Company issued a warrant on December 19, 2008 as part of the Company’s participation in the federal Troubled Asset Relief Plan (TARP) Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.  The warrant had a 10-year term and allowed for the purchase of 895,968 shares of the Company’s common stock at an exercise price of $10.79 per share.  On October 20, 2017 the warrant was exercised in a cashless transaction and the Company issued 432,299 shares of common stock in full settlement of the warrant.

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

10 | Page

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by reviewing all existing lease arrangements.  Preliminarily, the Company expects the primary impact of ASU 2016-02 will relate to its office locations, which are designated as operating leases.  The Company has future operating lease obligations for its locations of $30.4 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02.

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

11 | Page

for annual periods and interim periods within those annual periods beginning after December 15, 2017.  The Company is currently evaluating the effects of ASU 2017-05 on its financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) (ASU 2017-08).  ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument.  ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, noncontingent call features that are callable at fixed prices to be amortized to the earliest call date.  There are no accounting changes for securities held at a discount.  This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.  ASU 2017-08 will be applied through a cumulative effect adjustment through equity (modified-retrospective approach).  The Company is currently evaluating the effects of ASU 2017-08 on its financial statements and disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12).  The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.  ASU 2017-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.  ASU 2017-12 requires the modified-retrospective approach for adoption.  The Company is currently evaluating the effects of ASU 2017-12 on its financial statements and disclosures and is considering early adoption in 2018.

12 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and nine months ended September 30, 2017 and 2016.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016
Net income available to common shareholders	$11,193	$10,269	$29,296	$26,166
Dividends and undistributed earnings allocated to participating securities	(109)	(116)	(296)	(300)
Earnings allocated to common shares (1)	$11,084	$10,153	$29,000	$25,866

Weighted average common shares - issued	41,783,604	41,434,195	41,713,831	41,334,632
Average unvested restricted share awards	(406,406)	(462,927)	(421,174)	(472,885)
Weighted average common shares outstanding - basic	41,377,198	40,971,268	41,292,657	40,861,747
Dilutive potential common shares	404,218	220,779	400,977	180,676
Weighted average common shares outstanding - diluted	41,781,416	41,192,047	41,693,634	41,042,423
Weighted average antidilutive securities outstanding (2)	41,101	118,596	27,336	158,154

Earnings per common share:
Basic	$0.27	$0.25	$0.70	$0.63
Diluted	$0.27	$0.25	$0.70	$0.63

Dividends declared per share	$0.055	$0.050	$0.155	$0.140

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At September 30, 2017				At December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$35,607	$3,464	$380	$38,691	$36,450	$1,707	$533	$37,624
Corporate debt securities	133,460	2,142	12	135,590	90,593	1,505	21	92,077
Municipal securities	3,254	60	4	3,310	3,265	33	18	3,280
Total AFS	$172,321	$5,666	$396	$177,591	$130,308	$3,245	$572	$132,981
Held to maturity securities (HTM):
Mortgage-backed securities	$315,135	$466	$1,474	$314,127	$319,978	$186	$2,531	$317,633
Trust preferred securities	10,695	495	326	10,864	10,620	522	267	10,875
Municipal securities	35,105	288	4	35,389	35,443	10	783	34,670
Total HTM	$360,935	$1,249	$1,804	$360,380	$366,041	$718	$3,581	$363,178

13 | Page

The amortized cost and estimated fair value of investments in debt securities at September 30, 2017, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$13,456	$13,613	$867	$867
Due after one year through five years	105,969	107,783	24,732	24,978
Due after five years through ten years	23,056	23,813	1,023	1,049
Due after ten years	29,840	32,382	19,178	19,359
Mortgage-backed securities	-	-	315,135	314,127
	$172,321	$177,591	$360,935	$360,380

The Company uses investment securities to collateralize public and governmental deposits.  Investment securities with an approximate fair value of $175.2 million and $143.6 million were pledged to secure these deposits of $129.9 million and $95.8 million at September 30, 2017 and December 31, 2016, respectively.

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

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit-related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at September 30, 2017 and December 31, 2016.

There were 130 and 165 securities in the tables below at September 30, 2017 and December 31, 2016, respectively, in an unrealized loss position.

	September 30, 2017
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$716	$25	$6,829	$355	$7,545	$380
Corporate debt securities	4,612	12	-	-	4,612	12
Municipal securities	839	4	-	-	839	4
Total AFS	$6,167	$41	$6,829	$355	$12,996	$396

HTM
Mortgage-backed securities	$113,570	$698	$69,354	$776	$182,924	$1,474
Trust preferred securities	-	-	4,845	326	4,845	326
Municipal securities	3,547	4	-	-	3,547	4
Total HTM	$117,117	$702	$74,199	$1,102	$191,316	$1,804

14 | Page

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$14,979	$526	$995	$7	$15,974	$533
Corporate debt securities	14,482	21	-	-	14,482	21
Municipal securities	1,214	18	-	-	1,214	18
Total AFS	$30,675	$565	$995	$7	$31,670	$572

HTM
Mortgage-backed securities	$217,604	$2,107	$52,332	$424	$269,936	$2,531
Trust preferred securities	4,175	94	700	173	4,875	267
Municipal securities	30,207	783	-	-	30,207	783
Total HTM	$251,986	$2,984	$53,032	$597	$305,018	$3,581

Other investments at September 30, 2017 and December 31, 2016, consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Bank stocks — at cost	$9,048	$9,192
Investment in statutory trusts — equity method	2,174	2,173
Total	$11,222	$11,365

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System (FHLB System).  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value. At September 30, 2017, the Company did not consider the investment to be other-than-temporarily impaired.

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

15 | Page

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

•	Other loans – Other loans include lending products, such as taxable and tax exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at September 30, 2017 and December 31, 2016 were as follows:

(in thousands)	At September 30, 2017	At December 31, 2016
Commercial	$1,250,257	$1,217,001
Real estate - mortgage	1,259,648	1,171,596
Construction & land	216,737	175,738
Consumer	287,245	266,947
Other	108,437	103,616
Loans held for investment	3,122,324	2,934,898

Allowance for loan losses	(36,850)	(33,293)
Unearned net loan fees	(626)	(793)
Total net loans	$3,084,848	$2,900,812

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

16 | Page

The loan portfolio showing total non-classified and classified balances by loan class at September 30, 2017 and December 31, 2016 is summarized below:

	At September 30, 2017
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$88,605	$1,369	$89,974
Finance and insurance	39,481	475	39,956
Healthcare	150,731	1,954	152,685
Real estate services	117,358	3,456	120,814
Construction	66,868	539	67,407
Public administration	248,957	913	249,870
Other	493,891	35,660	529,551
	1,205,891	44,366	1,250,257
Real estate - mortgage
Residential & commercial owner-occupied	467,876	6,470	474,346
Residential & commercial investor	784,663	639	785,302
	1,252,539	7,109	1,259,648

Construction & land	216,737	-	216,737

Consumer	285,859	1,386	287,245
Other	106,943	1,494	108,437
Total loans held for investment	$3,067,969	$54,355	$3,122,324
Unearned net loan fees			(626)
Net loans held for investment			$3,121,698

	At December 31, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$96,465	$153	$96,618
Finance and insurance	49,764	587	50,351
Healthcare	153,468	555	154,023
Real estate services	125,531	513	126,044
Construction	55,471	3,247	58,718
Public administration	254,861	1,136	255,997
Other	437,219	38,031	475,250
	1,172,779	44,222	1,217,001
Real estate - mortgage
Residential & commercial owner-occupied	469,027	6,496	475,523
Residential & commercial investor	695,170	903	696,073
	1,164,197	7,399	1,171,596

Construction & land	172,816	2,922	175,738

Consumer	265,307	1,640	266,947
Other	101,894	1,722	103,616
Total loans held for investment	$2,876,993	$57,905	$2,934,898
Unearned net loan fees			(793)
Net loans held for investment			$2,934,105

17 | Page

Transactions in the allowance for loan losses by segment for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Allowance for loan losses, beginning of period
Commercial	$15,749	$17,349	$15,398	$24,215
Real estate - mortgage	12,804	10,281	11,475	10,372
Construction & land	2,484	2,335	1,997	2,111
Consumer	2,561	2,660	2,803	2,592
Other	1,021	786	945	643
Unallocated	1,006	933	675	753
Total	35,625	34,344	33,293	40,686

Provision
Commercial	$437	$(1,247)	$829	$(2,306)
Real estate - mortgage	(167)	247	998	138
Construction & land	958	(250)	437	(765)
Consumer	(9)	109	(172)	187
Other	(40)	119	36	262
Unallocated	(119)	(146)	212	34
Total	1,060	(1,168)	2,340	(2,450)

Charge-offs
Commercial	$-	$(227)	$(222)	$(6,630)
Consumer	(11)	-	(97)	(20)
Other	-	(4)	-	(4)
Total	(11)	(231)	(319)	(6,654)

Recoveries
Commercial	$165	$460	$346	$1,056
Real estate - mortgage	3	9	167	27
Construction & land	4	101	1,012	840
Consumer	4	14	11	24
Total	176	584	1,536	1,947

Allowance for loan losses, end of period
Commercial	$16,351	$16,335	$16,351	$16,335
Real estate - mortgage	12,640	10,537	12,640	10,537
Construction & land	3,446	2,186	3,446	2,186
Consumer	2,545	2,783	2,545	2,783
Other	981	901	981	901
Unallocated	887	787	887	787
Total	$36,850	$33,529	$36,850	$33,529

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

18 | Page

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

The following table summarizes loans held for investment and the allowance for loan losses on the basis of the impairment method:

	At September 30, 2017				At December 31, 2016
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$33,585	$3,362	$1,218,230	$12,989	$20,279	$2,220	$1,197,453	$13,178
Real estate - mortgage	2,453	77	1,256,453	12,563	3,758	147	1,167,365	11,328
Construction & land	1,792	122	213,380	3,324	1,919	109	172,532	1,888
Consumer	238	81	287,062	2,464	294	98	266,719	2,705
Other	-	-	108,505	981	-	-	103,786	945
Unallocated	-	-	-	887	-	-	-	675
Total	$38,068	$3,642	$3,083,630	$33,208	$26,250	$2,574	$2,907,855	$30,719

Information on impaired loans at September 30, 2017 and December 31, 2016 is reported in the following tables:

	At September 30, 2017
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$3,342	$3,342	$3,342	$-	$192
Finance and insurance	475	475	475	-	50
Healthcare	528	528	437	91	201
Real estate services	5,123	5,123	5,123	-	287
Construction	1,864	1,864	1,710	154	278
Public administration	320	320	320	-	22
Other	22,273	21,933	20,709	1,224	2,332
	33,925	33,585	32,116	1,469	3,362
Real estate - mortgage
Residential & commercial owner-occupied	1,172	1,172	869	303	59
Residential & commercial investor	1,281	1,281	1,281	-	18
	2,453	2,453	2,150	303	77

Construction & land	1,792	1,792	1,792	-	122
Consumer	238	238	81	157	81
Total	$38,408	$38,068	$36,139	$1,929	$3,642

20 | Page

	At December 31, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,095	$2,072	$2,071	$1	$114
Finance and insurance	25	25	25	-	25
Healthcare	189	189	189	-	11
Real estate services	6,268	6,268	6,268	-	350
Construction	2,166	2,166	1,932	234	149
Other	10,716	9,559	9,066	493	1,571
	21,459	20,279	19,551	728	2,220
Real estate - mortgage
Residential & commercial owner-occupied	1,391	1,391	1,122	269	64
Residential & commercial investor	2,367	2,367	2,367	-	83
	3,758	3,758	3,489	269	147

Construction & land	1,919	1,919	1,919	-	109
Consumer	294	294	195	99	98
Total	$27,430	$26,250	$25,154	$1,096	$2,574

	Impaired loans
	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$2,444	$30	$3,100	$31	$2,173	$89	$3,815	$122
Finance and insurance	476	6	28	-	349	16	31	-
Healthcare	500	15	205	3	432	29	194	9
Real estate services	5,475	45	7,046	78	5,812	147	7,240	206
Construction	1,524	39	1,998	59	1,591	79	1,694	98
Public administration	106	1	-	-	36	1	-	-
Other	19,998	467	11,598	150	16,421	869	12,861	407
	30,523	603	23,975	321	26,814	1,230	25,835	842
Real estate - mortgage
Residential & commercial owner-occupied	1,158	8	1,680	18	1,236	26	1,877	43
Residential & commercial investor	1,285	14	3,141	30	2,005	54	4,171	107
	2,443	22	4,821	48	3,241	80	6,048	150

Construction & land	1,807	15	2,309	34	1,850	46	2,470	76

Consumer	242	5	243	4	244	7	504	18
Total	$35,015	$645	$31,348	$407	$32,149	$1,363	$34,857	$1,086

Interest income recognized on impaired loans presented in the table above primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure required under ASU 310-10-50-15.

21 | Page

The table below summarizes transactions related to troubled debt restructurings during the nine months ended September 30, 2017.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2016	$23,612	$2,541	$26,153
New restructurings	16,031	1,435	17,466
Change in accrual status	(98)	98	-
Net paydowns	(6,340)	(956)	(7,296)
Charge-offs	-	(41)	(41)
Ending balance at September 30, 2017	$33,205	$3,077	$36,282

The below table provides information regarding troubled debt restructurings that occurred during the three and nine months ended September 30, 2017 and 2016.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid-off during the periods presented.

	Three months ended September 30, 2017			Three months ended September 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$1,366	$1,366	-	$-	$-
Construction	-	-	-	2	1,500	1,444
Other	8	4,617	3,763	4	3,122	2,757
Total	9	$5,983	$5,129	6	$4,622	$4,201

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$1,366	$1,366	1	$50	$23
Finance and insurance	1	456	456	-	-	-
Healthcare	3	465	304	1	100	100
Construction	-	-	-	3	1,825	1,769
Public administration	1	320	320	-	-	-
Other	13	14,472	13,230	8	6,640	5,726
	19	17,079	15,676	13	8,615	7,618
Consumer	1	83	75	1	77	73
Total	20	$17,162	$15,751	14	$8,692	$7,691

Troubled debt restructurings during the three and nine months ended September 30, 2017 and 2016 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, there were $2.5 million and $1.6 million in outstanding commitments on restructured loans, respectively.

There were no loans restructured within the past 12 months that had a payment default during the nine months ended September 30, 2017.  The table below presents troubled loans restructured within the past 12 months that had a payment default during the nine months ended September 30, 2016.

	Nine months ended September 30,
	2016
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment
Commercial
Other	3	$1,586

22 | Page

The Company’s nonaccrual loans by class at September 30, 2017 and December 31, 2016 are reported in the following table:

(in thousands)	At September 30, 2017	At December 31, 2016
Commercial
Manufacturing	$-	$2
Finance and insurance	19	25
Healthcare	304	-
Construction	1,006	234
Other	3,089	1,941
Total commercial	4,418	2,202
Real estate-mortgage
Residential & commercial owner-occupied	303	269
Total real estate - mortgage	303	269
Consumer	142	167
Total nonaccrual loans	$4,863	$2,638

The tables below summarize the aging of the Company’s loan portfolio at September 30, 2017 and December 31, 2016.

	At September 30, 2017
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$200	$-	$-	$200	$89,774	$89,974	$-
Finance and insurance	1,451	-	-	1,451	38,505	39,956	-
Healthcare	459	459	133	1,051	151,634	152,685	-
Real estate services	250	-	-	250	120,564	120,814	-
Construction	438	-	375	813	66,594	67,407	-
Public administration	-	-	-	-	249,870	249,870	-
Other	1,096	3,122	1,024	5,242	524,309	529,551	20
	3,894	3,581	1,532	9,007	1,241,250	1,250,257	20
Real estate - mortgage
Residential & commercial owner-occupied	5	122	-	127	474,219	474,346	-
Residential & commercial investor	892	233	-	1,125	784,177	785,302	-
	897	355	-	1,252	1,258,396	1,259,648	-

Construction & land	-	-	-	-	216,737	216,737	-

Consumer	15	1,087	61	1,163	286,082	287,245	-
Other	-	-	-	-	108,437	108,437	-
Total loans held for investment	$4,806	$5,023	$1,593	$11,422	$3,110,902	$3,122,324	$20
Unearned net loan fees						(626)
Net loans held for investment						$3,121,698

23 | Page

	At December 31, 2016
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$96,618	$96,618	$-
Finance and insurance	456	-	25	481	49,870	50,351	-
Healthcare	500	-	-	500	153,523	154,023	-
Real estate services	-	-	-	-	126,044	126,044	-
Construction	260	-	-	260	58,458	58,718	-
Public administration	-	-	-	-	255,997	255,997	-
Other	2,941	200	-	3,141	472,109	475,250	-
	4,157	200	25	4,382	1,212,619	1,217,001	-
Real estate - mortgage
Residential & commercial owner-occupied	204	161	-	365	475,158	475,523	-
Residential & commercial investor	-	225	-	225	695,848	696,073	-
	204	386	-	590	1,171,006	1,171,596	-

Construction & land	-	-	657	657	175,081	175,738	657

Consumer	4	63	75	142	266,805	266,947	-
Other	-	-	-	-	103,616	103,616	-
Total loans held for investment	$4,365	$649	$757	$5,771	$2,929,127	$2,934,898	$657
Unearned net loan fees						(793)
Net loans held for investment						$2,934,105

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of accumulated other comprehensive income.

	Three months ended		Nine months ended
	September 30,		September 30,
AOCI component (in thousands)	2017	2016	2017	2016	Line item in Condensed Consolidated Statements of Income
Available for sale securities:
Realized gain (loss)	$(2)	$98	$(5)	$95	Net (gain) loss on securities, other assets and OREO
Taxes	1	(37)	2	(36)	Provision for income taxes
Subtotal	(1)	61	(3)	59
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	469	459	1,313	1,385	Interest on taxable / nontaxable securities
Taxes	(178)	(174)	(497)	(526)	Provision for income taxes
Subtotal	291	285	816	859
Cash flow hedges:
Loans	129	151	595	463	Interest and fees on loans
Debt	(317)	(426)	(1,014)	(1,296)	Interest on subordinated debentures and notes payable
Realized loss	(188)	(275)	(419)	(833)
Taxes	71	105	158	317	Provision for income taxes
Subtotal	(117)	(170)	(261)	(516)

Total reclassifications out of AOCI	$173	$176	$552	$402

24 | Page

The following table provides the beginning and ending balances of AOCI and changes during the nine months ended September 30, 2017.

Accumulated other comprehensive income (in thousands)	AFS	HTM	Cash flow hedges	Total
Balance at December 31, 2016	$1,658	$3,154	$(4,246)	$566
Other comprehensive income (loss) items	1,618	-	114	1,732
Reclassifications	3	(816)	261	(552)
Other comprehensive income (loss), net of tax	1,621	(816)	375	1,180
Balance at September 30, 2017	$3,279	$2,338	$(3,871)	$1,746

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

At September 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $8.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.6 million against its obligations under these agreements.  At September 30, 2017, the Company was not in default under any of its debt or capitalization covenants.

25 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
(in thousands)	classification	2017	2016	classification	2017	2016
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$-	$-	Accrued interest and other liabilities	$6,584	$7,639
Fair value hedge - interest rate swap	Other assets	$400	$476	Accrued interest and other liabilities	$920	$845

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$2,255	$2,755	Accrued interest and other liabilities	$2,349	$2,736
Foreign exchange forward contracts	Other assets	$23	$52	Accrued interest and other liabilities	$4	$5

The tables below include information about financial instruments that are eligible for offset.

	At September 30, 2017
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$400	$-	$400	$(400)	$-	$-
Derivatives not designated as hedges(1)	2,278	-	2,278	(835)	-	1,443
Total	$2,678	$-	$2,678	$(1,235)	$-	$1,443

	At September 30, 2017
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,504)	$-	$(7,504)	$400	$7,104	$-
Derivatives not designated as hedges(2)	(2,353)	-	(2,353)	835	1,452	(66)
Securities sold under agreements to repurchase(3)	(60,335)	-	(60,335)	-	60,335	-
Total	$(70,192)	$-	$(70,192)	$1,235	$68,891	$(66)

	At December 31, 2016
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$476	$-	$476	$(476)	$-	$-
Derivatives not designated as hedges(1)	2,807	-	2,807	(967)	-	1,840
Total	$3,283	$-	$3,283	$(1,443)	$-	$1,840

	At December 31, 2016
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,484)	$-	$(8,484)	$476	$8,008	$-
Derivatives not designated as hedges(2)	(2,741)	-	(2,741)	967	1,668	(106)
Securities sold under agreements to repurchase(3)	(27,639)	-	(27,639)	-	27,639	-
Total	$(38,864)	$-	$(38,864)	$1,443	$37,315	$(106)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

Cash Flow Hedges of Interest Rate Risk — For hedges of the Company’s variable-rate loan assets, interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

26 | Page

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2017 and 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense.  During the next 12 months, the Company estimates that $1.1 million will be reclassified as an increase to interest expense and $0.1 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At September 30, 2017, the Company had interest rate swaps with a notional amount of $60.5 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in “Other income” in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2017 representing hedge ineffectiveness was immaterial.  The net amount recognized in
27 | Page

“Other income” in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2016 representing hedge ineffectiveness was immaterial and $0.3 million, respectively.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At September 30, 2017, the Company had 100 interest rate swaps with an aggregate notional amount of $259.3 million related to this program.  During the three and nine months ended September 30, 2017 and 2016, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” in the Condensed Consolidated Statements of Income, were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in “Other assets” and, forward contracts in loss positions are recorded in “Accrued interest and other liabilities” in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statements of Income.  At September 30, 2017, the Company had forward contracts with a notional amount of $4.9 million that mature in less than one year.  Net gains recognized and included in “Other income” in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2017 totaled $0.2 million and $0.5 million, respectively.  Net gains recognized during the three and nine months ended September 30, 2016 on foreign exchange forward contracts was $0.1 million and $0.3 million, respectively.

8.  Borrowed Funds

A summary of borrowed funds (excluding long-term debt) at September 30, 2017 and December 31, 2016 is included below.

	September 30,	December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase (secured by pledge of mortgage-backed securities with an estimated fair value of $61,542 and $28,192, respectively)	$60,335	$27,639
Other short-term borrowings	101,476	106,230

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At September 30, 2017, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Securities sold under agreements to repurchase averaged $59.8 million in the first nine months of 2017 and $46.0 million in the year ended December 31, 2016.  The maximum amounts outstanding at any month-end during the first nine months of 2017 was $69.9 million.  The maximum amounts outstanding at any month-end

28 | Page

during 2016 was $71.0 million.  At September 30, 2017 and December 31, 2016, the weighted average interest rate was 0.06% and 0.07%, respectively.

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  The average FHLB line of credit balance was $133.0 million in the first nine months of 2017 and $82.8 million in the year ended December 31, 2016.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  The Company pledged loans of $851.7 million and $861.0 million with a lending value of $588.9 million and $598.5 million at September 30, 2017 and December 31, 2016, respectively, as collateral for the FHLB line of credit.  The variable rate on the line of credit was 1.28% and 0.72% at September 30, 2017 and December 31, 2016, respectively.  The Company has also pledged $817.1 million of loans at September 30, 2017 to the Federal Reserve Bank of Kansas City as collateral for borrowing through the discount window lending program.  At September 30, 2017 and December 31, 2016, there was no amount outstanding with the discount window.

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%). The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC. The LOC matures May 2018, at which time any outstanding amounts are due and payable. Proceeds from the LOC will be used for general corporate purposes and backup liquidity. Although the LOC is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank. At September 30, 2017 and December 31, 2016, there was no amount outstanding on the LOC.

The Company has approved federal fund purchase lines with eight banks with an aggregate credit line of $180.0 million. At September 30, 2017 $1.5 million was outstanding on the federal funds purchase lines, and no amount was outstanding at December 31, 2016.  The average balance of federal funds purchased was $1.6 million in the first nine months of 2017 and $2.0 million during the year-ended December 31, 2016.

9.  Employee Benefit and Stock Compensation Plans

Stock Options and Awards

During the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $0.7 million and $2.6 million, respectively.

The following table summarizes changes in option awards during the nine months ended September 30, 2017.

		Weighted average
	Shares	exercise price
Outstanding at December 31, 2016	285,999	$10.45
Granted	34,500	16.94
Exercised	(96,703)	9.80
Forfeited	(15,200)	11.99
Outstanding at September 30, 2017	208,596	$11.71
Exercisable at September 30, 2017	112,952	$10.10

The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 was $3.42.

29 | Page

The following table summarizes changes in stock awards during the nine months ended September 30, 2017.

		Weighted average
	Shares	grant date fair value
Unvested at December 31, 2016	467,203	$11.50
Granted	199,146	16.99
Vested	(253,407)	11.93
Forfeited	(8,036)	12.81
Unvested at September 30, 2017	404,906	$13.90

At September 30, 2017, there was $4.3 million of total unrecognized compensation expenses related to unvested share-based compensation arrangements granted under the plans. The expense is expected to be recognized over a weighted-average period of 1.9 years.

10.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three and nine months ended September 30, 2017 and 2016 by segment.

	Three months ended September 30, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$36,862	$-	$85	$36,947
Total interest expense	1,327	(1)	1,852	3,178
Provision for loan losses	1,098	-	(38)	1,060
Noninterest income	3,777	4,888	330	8,995
Noninterest expense	8,658	4,237	13,497	26,392
Management fees and allocations, net of tax	7,881	290	(8,171)	-
Provision (benefit) for income taxes	9,661	239	(5,781)	4,119
Net income (loss)	$12,014	$123	$(944)	$11,193

	Nine months ended September 30, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$105,176	$1	$257	$105,434
Total interest expense	4,085	13	5,484	9,582
Provision for loan losses	2,472	-	(132)	2,340
Noninterest income	10,447	14,468	719	25,634
Noninterest expense	26,222	13,003	40,936	80,161
Management fees and allocations, net of tax	23,930	882	(24,812)	-
Provision (benefit) for income taxes	26,423	511	(17,245)	9,689
Net income (loss)	$32,491	$60	$(3,255)	$29,296

30 | Page

	Three months ended September 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$32,216	$-	$92	$32,308
Total interest expense	1,078	11	1,818	2,907
Provision for loan losses	(1,158)	-	(10)	(1,168)
Noninterest income	3,622	4,536	1,128	9,286
Noninterest expense	9,731	4,055	12,257	26,043
Management fees and allocations, net of tax	7,757	464	(8,221)	-
Provision (benefit) for income taxes	7,535	165	(4,157)	3,543
Net income (loss)	$10,895	$(159)	$(467)	$10,269

	Nine months ended September 30, 2016
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$94,727	$1	$275	$95,003
Total interest expense	3,369	25	5,446	8,840
Provision for loan losses	(2,300)	-	(150)	(2,450)
Noninterest income	9,318	13,578	1,890	24,786
Noninterest expense	27,715	12,807	37,621	78,143
Management fees and allocations, net of tax	23,831	1,255	(25,086)	-
Provision (benefit) for income taxes	21,888	277	(13,075)	9,090
Net income (loss)	$29,542	$(785)	$(2,591)	$26,166

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

31 | Page

Assets and liabilities measured on a recurring basis

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Available for sale securities – At September 30, 2017, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at September 30, 2017 on TPS Level 3 securities was immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At September 30, 2017 and December 31, 2016, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

32 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$38,691	$4,433	$25,091	$9,167
Corporate debt securities	135,590	-	135,590	-
Municipal securities	3,310	-	3,310	-
Total available for sale securities	$177,591	$4,433	$163,991	$9,167

Derivatives:
Fair value hedges	$400	$-	$400	$-
Non-designated hedges	2,255	-	2,255	-
Foreign exchange forward contracts	23	-	23	-
Total derivative assets	$2,678	$-	$2,678	$-

Liabilities
Derivatives:
Cash flow hedges	$6,584	$-	$6,584	$-
Fair value hedges	920	-	920	-
Non-designated hedges	2,349	-	2,349	-
Foreign exchange forward contracts	4	-	4	-
Total derivative liabilities	$9,857	$-	$9,857	$-

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$37,624	$4,283	$23,893	$9,448
Corporate debt securities	92,077	-	92,077	-
Municipal securities	3,280	-	3,280	-
Total available for sale securities	$132,981	$4,283	$119,250	$9,448

Derivatives:
Fair value hedges	$476	$-	$476	$-
Non-designated hedges	2,755	-	2,755	-
Foreign exchange forward contracts	52	-	52	-
Total derivative assets	$3,283	$-	$3,283	$-

Liabilities
Derivatives:
Cash flow hedges	$7,639	$-	$7,639	$-
Fair value hedge	845	-	845	-
Non-designated hedges	2,736	-	2,736	-
Foreign exchange forward contracts	5	-	5	-
Total derivative liabilities	$11,225	$-	$11,225	$-

33 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Beginning balance	$10,198	$8,955	$9,448	$5,810
Transfers and purchases	-	-	-	3,276
Net accretion	28	29	87	60
Sales / calls / maturities	(1,000)	-	(1,000)	-
Unrealized gain (loss) included in comprehensive income	(59)	291	632	129
Ending balance	$9,167	$9,275	$9,167	$9,275

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

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At September 30, 2017
Impaired loans	$2,969	$-	$-	$2,969
OREO	$5,351	$-	$-	$5,351

At December 31, 2016
Impaired loans	$1,425	$-	$-	$1,425
OREO	$5,351	$-	$-	$5,351

34 | Page

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain for the three months ended		Gain for the nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Impaired loans	$38	$975	$1,009	$3,149

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	September 30, 2017	December 31, 2016
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

The following tables provide information describing the valuation techniques used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at September 30, 2017 and December 31, 2016.

	At September 30, 2017
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,167	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	5% to 13%

Impaired loans:
Commercial	$2,509	Sales comparison (1)	Management discount for asset type	53%	0% - 90%
Real estate - mortgage	303	Sales comparison (2)	Sales comparison adjustments	(2)%	(1)% - (4)%
Consumer	157	Sales comparison (2)	Sales comparison adjustments	(36)%	(13)% - (59)%
Total impaired loans	$2,969

OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals (2)	Management discount for property type	17%	NA
Total OREO	$5,351

35 | Page

	At December 31, 2016
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,448	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	13%	1% to 28%

Impaired loans:
Commercial	$1,057	Sales comparison (1)	Management discount for asset type	59%	0% to 76%
Real estate - mortgage	269	Sales comparison (2)	Sales comparison adjustments	18%	NA
Consumer	99	Sales comparison (2)	Sales comparison adjustments	(1)%	(11)% to 10%
Total impaired loans	$1,425

OREO:
Commercial	$190	Property appraisals (2)	Management discount for property type	0%	0%
Construction & land	5,161	Property appraisals (2)	Management discount for property type	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions

36 | Page

and/or estimation methodologies may have a material effect on the estimated fair value amounts at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$79,305	$79,305	$96,050	$96,050
Investment securities available for sale	177,591	177,591	132,981	132,981
Investment securities held to maturity	360,935	360,380	366,041	363,178
Other investments	2,174	2,174	2,173	2,173
Loans — net	3,084,848	3,080,579	2,900,812	2,868,091
Accrued interest receivable	13,698	13,698	12,223	12,223
Derivatives	2,678	2,678	3,283	3,283

Financial liabilities:
Deposits	$3,177,532	$3,176,777	$3,029,783	$3,029,226
Securities sold under agreements to repurchase	60,335	56,667	27,639	26,101
Other short-term borrowings	101,476	101,476	106,230	106,230
Accrued interest payable	1,876	1,876	1,038	1,038
Subordinated notes payable	59,173	58,983	59,111	58,681
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	9,857	9,857	11,225	11,225

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

12.  Regulatory Matters

The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at September 30, 2017.  The minimum Capital Conservation Buffer (CCB) for 2017 increased to 1.25% from 0.625% in 2016, the first year the requirement was effective. The CCB increases 0.625% annually through 2019 to 2.5% and is designed to establish a capital range for banking organizations above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

	At September 30, 2017		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	12.0%	10.0%	6.5%	7.0%
Tier 1 capital	12.0%	11.6%	8.0%	8.5%
Total capital	13.1%	14.5%	10.0%	10.5%
Tier 1 leverage	10.4%	10.0%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

13.  Supplemental Financial Data

Other noninterest income and other noninterest expense as shown in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 are detailed in the following tables.

	Three months ended		Nine months ended
Other noninterest income	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Loan fees	$953	$795	$1,816	$1,737
Other customer service fees	741	694	2,163	2,023
Bank-owned life insurance	356	345	1,015	1,000
Other investments	355	1,348	1,102	2,262
Derivative valuation	(35)	-	(172)	(456)
Other	77	15	123	134
Total	$2,447	$3,197	$6,047	$6,700

	Three months ended		Nine months ended
Other noninterest expense	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Marketing and business development	$603	$559	$1,991	$2,104
Service contracts	1,374	1,331	4,095	3,855
Professional fees	923	824	2,621	2,135
Office supplies and delivery	313	336	894	972
Other	540	947	2,408	2,861
Total	$3,753	$3,997	$12,009	$11,927

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

The Company is focused on achieving four financial objectives as part of its three to five year plan. Those objectives are 8-12% loan and deposit growth, 8% noninterest income growth and limiting noninterest expense growth to 4%. We anticipate that achieving these objectives, coupled with maintaining our asset quality, will enable us to enhance shareholder return.  The Company’s progress on these objectives from September 30, 2016 to September 30, 2017 is noted in the following table.

		Year-over-year
Financial Objectives	Goal	Change
Loan growth	8.0% - 12.0%	10.4%
Deposit growth	8.0% - 12.0%	8.2%
Noninterest income growth	8.0%	3.4%
Expense growth	< 4.0%	2.6%

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net interest income before provision	$33,769	$29,401	$95,852	$86,163
Provision for loan losses	1,060	(1,168)	2,340	(2,450)
Noninterest income	8,995	9,286	25,634	24,786
Noninterest expense	26,392	26,043	80,161	78,143
Net income	11,193	10,269	29,296	26,166

Diluted earnings per common share	$0.27	$0.25	$0.70	$0.63
Net interest margin	3.91%	3.74%	3.81%	3.73%
Return on average assets	1.17%	1.18%	1.05%	1.03%
Return on average shareholders' equity	13.66%	14.04%	12.41%	12.36%

•

Net interest income for the three and nine months ended September 30, 2017 increased $4.4 million and $9.7 million, respectively, over the prior year periods.  The increase was due to growth in average loans and an expansion of loan yields.  Average loans increased 9% in both the third quarter and year-to-date 2017, compared to the prior year periods, while loan yields increased 22 basis points and 11 basis points in those same periods.  The net interest margin was 3.91% and 3.81% for

39 | Page

the three and nine months ended September 30, 2017, compared to 3.74% and 3.73% in the prior year periods. An increase in loan yields was the primary cause of the increase in the net interest margin.

•

Provision for loan losses for the three and nine months ended September 30, 2017 was $1.1 million, and $2.3 million, respectively, compared to a negative provision of $1.2 million and $2.5 million in the prior year periods.  The negative provision for loan losses in 2016 was driven primarily by the resolution of a large impaired credit.

•	Net income for the three and nine months ended September 30, 2017 of $11.2 million and $29.3 million, increased $0.9 million and $3.1 million over the prior year periods.

BALANCE SHEET AND CREDIT QUALITY	At September 30,	At December 31,
(in thousands)	2017	2016
Total assets	$3,836,843	$3,630,313
Total investments	549,748	510,387
Total loans	3,121,698	2,934,105
Total deposits	3,177,532	3,029,783
Total shareholders' equity	329,090	302,310

Allowance for loan losses	$36,850	$33,293
Nonperforming assets	9,962	8,374
Allowance for loan losses to total loans	1.18%	1.13%
Nonperforming assets to total assets	0.26%	0.23%

•	The loan portfolio at September 30, 2017 increased $187.6 million, or 6.4%, over the balance at December 31, 2016.

•

The allowance for loan losses was 1.18% of total loans at September 30, 2017 and 1.13% at December 31, 2016.  In the first nine months of 2017, the Company had net recoveries of $1.2 million in the allowance for loan losses.

•	Total deposits at September 30, 2017 increased $147.7 million, or 4.9%, over the balance at December 31, 2016.

•	The Company’s total risk-based capital ratio was 14.5% at September 30, 2017.

•

The Company closed one bank location in the Denver market in 2017 and sold the building in which the bank was located.  In addition, the Company closed one bank location in Arizona in 2017 and opened a new bank location that provides more square footage for expansion in that market.

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

40 | Page

Financial Condition

Total assets at September 30, 2017 were $3.84 billion, an increase of $206.5 million or 5.7% from $3.63 billion at December 31, 2016.  Assets consist primarily of net loans and investment securities, accounting for 95% of total assets.  Total liabilities at September 30, 2017 were $3.51 billion, compared to $3.33 billion at December 31, 2016.  Deposits, securities sold under an agreement to repurchase and other short-term borrowings total 95% of total liabilities.  Shareholders’ equity at September 30, 2017 was $329.1 million, an increase of $26.8 million or 8.9% from $302.3 million at December 31, 2016.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments were $549.7 million at September 30, 2017 and $510.4 million at December 31, 2016 and accounted for 14.3% of total assets at September 30, 2017 and 14.1% at December 31, 2016.  The Company had originally planned to increase the investment portfolio to approximately $600.0 million by the end of 2017.  However, flattening of the yield curve in 2017 has reduced investment opportunities.  Based on the current yield environment, the Company does not expect the investment portfolio as a percentage of total assets to grow significantly by the end of 2017.

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

The net unrealized gain on AFS was $5.3 million at September 30, 2017 compared to $2.7 million at December 31, 2016.  The Company did not recognize any OTTI in earnings during the three and nine months ended September 30, 2017.  The following table presents the composition of the Company’s investment portfolio at September 30, 2017 and December 31, 2016.

	Carrying Value at		Increase (decrease)
(in thousands)	September 30, 2017	December 31, 2016	Amount	%
AFS:
Trust preferred securities	$38,691	$37,624	$1,067	2.8%
Corporate debt securities	135,590	92,077	43,513	47.3%
Municipal securities	3,310	3,280	30	0.9%
Total AFS	$177,591	$132,981	$44,610	33.5%
HTM:
Mortgage-backed securities	$315,135	$319,978	$(4,843)	(1.5)%
Trust preferred securities	10,695	10,620	75	0.7%
Municipal securities	35,105	35,443	(338)	(1.0)%
Total HTM	$360,935	$366,041	$(5,106)	(1.4)%

Loans.  Gross loans increased $187.6 million to $3.12 billion at September 30, 2017, from $2.93 billion at December 31, 2016. In the first nine months of 2017, the Company extended $864.7 million in new credit relationships and advances on existing lines.  Partially offsetting credit extensions were paydowns and maturities of $676.8 million and gross charge-offs of $0.3 million.  In the second quarter of 2017, the Company recruited an asset-based lending (ABL) team from a competing Colorado bank and acquired a

41 | Page

$21.0 million loan portfolio that the ABL team had managed at its prior bank.  The following table presents the composition of the Company’s loan portfolio at the dates indicated.

	At September 30, 2017		At December 31, 2016		At September 30, 2016
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,251,815	40.6%	$1,217,732	42.0%	$1,196,088	42.8%
Owner-occupied real estate	474,360	15.4%	475,287	16.4%	473,809	17.0%
Investor real estate	784,546	25.4%	695,836	24.0%	625,174	22.4%
Construction & land	215,172	7.0%	174,451	6.0%	170,594	6.1%
Consumer	287,300	9.3%	267,013	9.2%	263,871	9.4%
Other	108,505	3.5%	103,786	3.5%	97,569	3.5%
Total loans	3,121,698	101.2%	2,934,105	101.1%	2,827,105	101.2%
Allowance for loan losses	(36,850)	(1.2)%	(33,293)	(1.1)%	(33,529)	(1.2)%
Total net loans	$3,084,848	100.0%	$2,900,812	100.0%	$2,793,576	100.0%

Geographically, Colorado loans totaled $2.01 billion, an increase of $145.6 million from December 31, 2016.  Arizona loans totaled $1.11 billion, an increase of $42.0 million from December 31, 2016.

The allowance for loan losses increased $3.5 million during 2017 due to a provision for loan losses of $2.3 million and net recoveries of $1.2 million.  See the Provision for Loan and Credit Losses and Allowance for Loan Losses sections below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets increased $0.4 million to $20.3 million at September 30, 2017, from $19.9 million at December 31, 2016. The increase was primarily related to the tax effect of the increase in the allowance for loan losses, partially offset by the change in the fair market value of the available for sale investment and derivative portfolios.

Other Assets.  Other assets decreased $2.2 million to $17.6 million at September 30, 2017, from $19.8 million at December 31, 2016.  The decrease was primarily due to the collection of a $2.2 million receivable from a lessor for a lease improvement allowance.

Deposits.  Total deposits increased $147.7 million to $3.18 billion at September 30, 2017 from $3.03 billion at December 31, 2016.  Noninterest-bearing deposits at September 30, 2017 comprised 43.2% of total deposits, compared to 42.3% at December 31, 2016.

The Company has reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts that are viewed as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $392.3 million and $327.8 million in CDARS and ICS accounts at September 30, 2017 and

42 | Page

December 31, 2016, respectively.  The following table presents the composition of the Company’s deposit portfolio at the dates indicated.

	At September 30, 2017		At December 31, 2016		At September 30, 2016
DEPOSITS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$925,589	29.1%	$861,856	28.4%	$854,928	29.0%
Interest-bearing demand	721,600	22.7%	714,062	23.6%	681,256	23.2%
Savings	21,210	0.7%	19,561	0.6%	20,403	0.7%
Certificates of deposits under $100	18,445	0.6%	19,899	0.7%	20,151	0.7%
Certificates of deposits $100 and over	76,266	2.4%	87,692	2.9%	87,593	3.0%
Reciprocal CDARS	40,630	1.3%	44,250	1.5%	46,316	1.6%
Total interest-bearing deposits	1,803,740	56.8%	1,747,320	57.7%	1,710,647	58.2%
Noninterest-bearing demand deposits	1,373,792	43.2%	1,282,463	42.3%	1,226,546	41.8%
Total deposits	$3,177,532	100.0%	$3,029,783	100.0%	$2,937,193	100.0%

Securities Sold Under Agreements to Repurchase.  Customer repurchase agreements (Repos) are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer Repos to be a wholesale funding source, but rather an additional treasury management service provided to a limited number of customers. Our customer Repos are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.  The Company has limited the use of customer Repos and is not marketing the product to new customers.  While the number of customers utilizing customer Repos is not expected to grow, the balance will vary from period-to-period based on the operations of the underlying customers.

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At September 30, 2017, the Company had $101.5 million in short-term borrowings outstanding, compared to $106.2 million at December 31, 2016.  The average balances of short-term borrowings, which are more reflective of the Company’s usage, were $89.3 million and $134.6 million for the three and nine months ended September 30, 2017.  For the three and nine months ended September 30, 2016, average short-term borrowings were $37.1 million and $110.4 million, respectively.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $4.0 million to $37.1 million at September 30, 2017 from $33.1 million at December 31, 2016.  The increase is primarily due to payments received on a participated loan that is owed to another bank.

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, followed by a discussion of the major components of the Company’s income, expense and performance.

43 | Page

			2017 vs 2016				2017 vs 2016
INCOME STATEMENT	Three months ended		Increase		Nine months ended		Increase
	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Interest income	$36,947	$32,308	$4,639	14.4%	$105,434	$95,003	$10,431	11.0%
Interest expense	3,178	2,907	271	9.3%	9,582	8,840	742	8.4%
NET INTEREST INCOME BEFORE PROVISION	33,769	29,401	4,368	14.9%	95,852	86,163	9,689	11.2%
Provision for loan losses	1,060	(1,168)	2,228	190.8%	2,340	(2,450)	4,790	195.5%
NET INTEREST INCOME AFTER PROVISION	32,709	30,569	2,140	7.0%	93,512	88,613	4,899	5.5%
Noninterest income	8,995	9,286	(291)	(3.1)%	25,634	24,786	848	3.4%
Noninterest expense	26,392	26,043	349	1.3%	80,161	78,143	2,018	2.6%
INCOME BEFORE INCOME TAXES	15,312	13,812	1,500	10.9%	38,985	35,256	3,729	10.6%
Provision for income taxes	4,119	3,543	576	16.3%	9,689	9,090	599	6.6%
NET INCOME	$11,193	$10,269	$924	9.0%	$29,296	$26,166	$3,130	12.0%

Annualized return on assets for the three and nine months ended September 30, 2017 was 1.17% and 1.05%, compared to 1.18% and 1.03% in the prior year periods.  The improvement in the return on assets in the 2017 periods compared to the 2016 periods was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses.  Noninterest income as a percentage of taxable equivalent operating revenue(1) was 19.98% and 20.00% for the three and nine months ended September 30, 2017, compared to 22.91% and 21.30% in the prior year periods.  The Company’s efficiency ratio – taxable equivalent(1) - was 58.61% and 62.78%, for the three and nine months ended September 30, 2017, compared to 64.50% and 67.22% in the prior year periods.  The efficiency ratio improved as operating revenue increased more than the increase in operating expenses.  The efficiency ratio should continue to improve on a year over year basis if the Company is able to achieve the financial objectives discussed in the “Executive Summary” above.

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

		Three months ended		Nine months ended
		September 30,		September 30,
	(in thousands)	2017	2016	2017	2016
	Noninterest expense - GAAP, adjusted for:	$26,392	$26,043	$80,161	$78,143

	Net (gain) loss on securities, other assets and OREO	6	(98)	(307)	(88)
A	Adjusted noninterest expense - non-GAAP	$26,386	$26,141	$80,468	$78,231
	Net interest income - GAAP	$33,769	$29,401	$95,852	$86,163
B	Noninterest income - GAAP	8,995	9,286	25,634	24,786
	Operating revenue	42,764	38,687	121,486	110,949
	Taxable equivalent adjustment	2,258	1,843	6,693	5,434
C	Operating revenue - taxable equivalent - non-GAAP	$45,022	$40,530	$128,179	$116,383
A / C	Efficiency ratio - taxable equivalent - non-GAAP	58.61%	64.50%	62.78%	67.22%
B / C	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	19.98%	22.91%	20.00%	21.30%

Net Interest Income.  The largest component of our net income is our net interest income.  Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result

44 | Page

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin.  The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  At September 30, 2017, the FOMC has set the target federal funds rate at a range of 100-125 basis points.  The target federal funds rate has been increased 75 basis points since December 2016.

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and nine months ended September 30, 2017 and 2016.

.	Three months ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$19,889	$69	1.36%	$37,496	$50	0.52%
Investment securities (1)	564,690	3,812	2.70%	462,766	3,224	2.79%
Loans (1)(2)	3,072,370	35,324	4.50%	2,822,334	30,877	4.28%
Total interest-earning assets	$3,656,949	$39,205	4.20%	$3,322,596	$34,151	4.03%
Noninterest-earning assets	138,873			134,378
Total assets	$3,795,822			$3,456,974

Liabilities and Shareholders' Equity
Deposits
Money market	$914,533	$613	0.27%	$862,607	$600	0.28%
Interest-bearing demand	667,916	273	0.16%	606,481	241	0.16%
Savings	21,715	3	0.05%	19,621	2	0.04%
Certificates of deposit
Reciprocal	41,645	20	0.19%	48,257	24	0.20%
Under $100	18,623	17	0.36%	20,559	19	0.37%
$100 and over	77,783	98	0.50%	86,621	110	0.51%
Total interest-bearing deposits	$1,742,215	$1,024	0.23%	$1,644,146	$996	0.24%
Other borrowings
Securities sold under agreements to repurchase	65,032	10	0.06%	57,400	9	0.06%
Other short-term borrowings	89,282	288	1.26%	37,084	51	0.54%
Long-term debt	131,328	1,856	5.53%	131,245	1,851	5.52%
Total interest-bearing liabilities	$2,027,857	$3,178	0.62%	$1,869,875	$2,907	0.61%
Noninterest-bearing demand accounts	1,412,128			1,265,161
Total deposits and interest-bearing liabilities	3,439,985			3,135,036
Other noninterest-bearing liabilities	30,701			30,965
Total liabilities	3,470,686			3,166,001
Total shareholders' equity	325,136			290,973
Total liabilities and shareholders' equity	$3,795,822			$3,456,974
Net interest income - taxable equivalent		$36,027			$31,244
Net interest spread			3.58%			3.42%
Net interest margin			3.91%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	180.34%			177.69%

45 | Page

	Nine months ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$21,829	$179	1.08%	$26,325	$102	0.51%
Investment securities (1)	559,842	11,607	2.76%	485,872	10,178	2.79%
Loans (1)(2)	3,013,306	100,341	4.39%	2,767,404	90,157	4.28%
Total interest-earning assets	$3,594,977	$112,127	4.12%	$3,279,601	$100,437	4.03%
Noninterest-earning assets	139,490			121,610
Total assets	$3,734,467			$3,401,211

Liabilities and Shareholders' Equity
Deposits
Money market	$901,170	$1,791	0.27%	$837,884	$1,710	0.27%
Interest-bearing demand	654,998	752	0.15%	582,282	663	0.15%
Savings	20,375	8	0.05%	18,517	7	0.05%
Certificates of deposit
Reciprocal	42,637	59	0.19%	43,423	60	0.18%
Under $100	19,007	51	0.36%	20,919	59	0.38%
$100 and over	81,223	305	0.50%	90,533	341	0.50%
Total interest-bearing deposits	$1,719,410	$2,966	0.23%	$1,593,558	$2,840	0.24%
Other borrowings
Securities sold under agreements to repurchase	59,823	27	0.06%	46,297	21	0.06%
Other short-term borrowings	134,631	1,057	1.04%	110,411	449	0.53%
Long-term debt	131,307	5,532	5.56%	131,226	5,530	5.54%
Total interest-bearing liabilities	$2,045,171	$9,582	0.62%	$1,881,492	$8,840	0.62%
Noninterest-bearing demand accounts	1,345,465			1,213,248
Total deposits and interest-bearing liabilities	3,390,636			3,094,740
Other noninterest-bearing liabilities	28,179			23,624
Total liabilities	3,418,815			3,118,364
Total shareholders' equity	315,652			282,847
Total liabilities and shareholders' equity	$3,734,467			$3,401,211
Net interest income - taxable equivalent		$102,545			$91,597
Net interest spread			3.50%			3.41%
Net interest margin			3.81%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	175.78%			174.31%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully tax-equivalent basis using a combined federal and state marginal tax rate of 36%.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Net interest income on a taxable equivalent basis for the three and nine months ended September 30, 2017 grew 15.3% and 12.0%, respectively, over the prior year periods primarily as a result of higher loan volume. As the Company has an asset sensitive balance sheet at September 30, 2017, future interest rate increases should increase net interest income.

Average interest-earning assets for the three and nine months ended September 30, 2017 increased $334.4 million to $3.66 billion and $315.4 million to $3.59 billion compared to the prior year periods.  The yield on interest-earning assets expanded 0.17% and 0.09% for the three and nine months ended September 30, 2017, compared to the prior year periods, primarily due to loan yields.  Yields on variable-rate loans have increased with the increase in short-term interest rates; however, industry tightening on commercial lending has reduced loan origination spreads, offsetting some of the overall expansion of loan yields.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 0.13% for the three and nine months ended September 30, 2017 compared to 0.14% in the prior year periods.   Although deposit

46 | Page

costs have remained stable, short-term borrowing costs increased to 1.04% for the first nine months of 2017 compared to 0.53% in the same period of 2016.

The following table presents noninterest income for the three and nine months ended September 30, 2017 and 2016.

							2017 vs 2016
	Three months ended		2017 vs 2016		Nine months ended		Increase
NONINTEREST INCOME	September 30,		Increase		September 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Service charges	$1,660	$1,553	$107	6.9%	$5,119	$4,508	$611	13.6%
Investment advisory income	1,550	1,416	134	9.5%	4,581	4,296	285	6.6%
Insurance income	3,338	3,120	218	7.0%	9,887	9,282	605	6.5%
Other income	2,447	3,197	(750)	(23.5)%	6,047	6,700	(653)	(9.7)%
Total noninterest income	$8,995	$9,286	$(291)	(3.1)%	$25,634	$24,786	$848	3.4%

Service Charges. Service charges primarily consist of fees earned from treasury management services.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  Service charges are influenced by the earnings credit, transaction volumes and the balance of deposits serviced by treasury management.  Service charges increased $0.1 million and $0.6 million for the three and nine months ended September 30, 2017, compared to the prior year periods.  The increase is due to continued growth in the deposit portfolio, a decrease in the earnings credit in 2017 compared to 2016, and an increase to the fees assessed for treasury management services.

Investment Advisory Income.  Investment advisory income increased $0.1 million and $0.3 million during the three and nine months ended September 30, 2017, over the prior year periods.  Fees earned are generally based on a percentage of assets under management (AUM) and market valuations have a direct impact on AUM.  AUM totaled $921.0 million at September 30, 2017 compared to $838.3 million at September 30, 2016.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income increased $0.2 million and $0.6 million during the three and nine months ended September 30, 2017 compared to the prior year periods, due to growth in benefits consulting.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income decreased $0.8 million and $0.7 million for the three and nine months ended September 30, 2017, compared to the prior year periods, due to a decrease in earnings on equity method investments.

The following table presents noninterest expense for the three and nine months ended September 30, 2017 and 2016.

			2017 vs 2016				2017 vs 2016
	Three months ended		Increase		Nine months ended		Increase
NONINTEREST EXPENSE	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Salaries and employee benefits	$18,421	$17,480	$941	5.4%	$55,876	$53,093	$2,783	5.2%
Occupancy expenses, premises and equipment	3,666	4,025	(359)	(8.9)%	10,956	11,032	(76)	(0.7)%
Amortization of intangibles	150	150	-	-%	450	450	-	-%
FDIC and other assessments	363	369	(6)	(1.6)%	962	1,297	(335)	(25.8)%
Other real estate owned and loan workout costs	33	120	(87)	(72.5)%	215	432	(217)	(50.2)%
Net (gain) loss on securities, other assets and OREO	6	(98)	104	106.1%	(307)	(88)	(219)	(248.9)%
Other expense	3,753	3,997	(244)	(6.1)%	12,009	11,927	82	0.7%
Total noninterest expense	$26,392	$26,043	$349	1.3%	$80,161	$78,143	$2,018	2.6%

47 | Page

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.9 million and $2.8 million for the three and nine months ended September 30, 2017 over the prior year periods.  These increases were primarily due to increases in projected bonus payments and retirement contributions in 2017 that are influenced by the Company’s return on average assets.  In addition, the average merit increase of 3% in 2017 contributed to the increase for the first nine months of 2017 compared to the prior year period. The Company had 528 full-time equivalent employees at September 30, 2017, compared to 527 at September 30, 2016.

Occupancy Costs.  Occupancy costs consist primarily of rent, depreciation, utilities, property taxes and insurance.  Occupancy costs decreased $0.4 million and $0.1 million for the three and nine months ended September 30, 2017, compared to the prior year periods. During the latter half of 2016, the Company incurred rent expense on both its current and former headquarters lease.  The expiration of the former headquarters lease in December 2016 reduced occupancy expense in 2017, which was partially offset by depreciation on investments in computer hardware to support the Company’s operations and common area maintenance for the new headquarters location.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three months ended September 30, 2017 were stable and decreased $0.3 million for the nine months ended September 30, 2017, compared to the prior year periods.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.  In the third quarter of 2016, the FDIC changed its deposit insurance assessments, which reduced rates and revised the pricing method for smaller banks, such as the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net (Gain) Loss on Securities, Other Assets and OREO.  The net gain of $0.3 million for the nine months ended September 30, 2017 consisted primarily of a gain on the sale of a Company-owned bank property in Colorado that had a net book value of $0.4 million.  The bank branch was closed and the building was sold in the first quarter of 2017.

Other Noninterest Expense.  Other noninterest expense consists primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses decreased 6.1% and increased 0.7% for the three and nine months ended September 30, 2017, over the prior year periods.

Provision for Income Taxes.  The effective income tax rate for the three and nine months ended September 30, 2017 was 26.9% and 24.8% compared to 25.7% in both prior year periods.  A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is presented below.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	2.5%	2.4%	2.3%	2.5%
Tax exempt income	(10.8)%	(10.7)%	(12.0)%	(11.4)%
Nondeductible compensation	0.1%	0.2%	0.3%	0.2%
Meals and entertainment	0.3%	0.2%	0.4%	0.4%
Excess tax benefit on stock compensation	(0.1)%	-%	(1.5)%	(0.5)%
Other - net	(0.1)%	(1.4)%	0.3%	(0.5)%
Effective income tax rate	26.9%	25.7%	24.8%	25.7%

48 | Page

Provision for Loan and Credit Losses and Allowance for Loan Losses

The following table presents the provision for loan and credit losses for the three and nine months ended September 30, 2017 and 2016:

	Three months ended			Nine months ended
	September 30,			September 30,
(in thousands)	2017	2016	Increase	2017	2016	Increase
Provision for loan losses	$1,060	$(1,168)	$2,228	$2,340	$(2,450)	$4,790
Provision for credit losses (included in other expenses)	-	-	-	70	-	70
Total provision for loan and credit losses	$1,060	$(1,168)	$2,228	$2,410	$(2,450)	$4,860

The Company recorded a $1.1 million and $2.3 million provision for loan losses and a $1.2 million and $2.5 million negative provision for loan losses for the three and nine months ended September 30, 2017 and 2016, respectively.  The provision for loan losses in the third quarter of 2017 was primarily caused by continued loan growth, partially offset by an improvement in the Company’s historical loss experience and the credit quality on several loans.  The negative provision for loan losses in 2016 was driven by the resolution of a large impaired credit.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At September 30, 2017 and December 31, 2016, the allowance for loan losses was 1.18% and 1.13% of total loans, respectively.  At September 30, 2016, the allowance for loan losses to total loans was 1.19%.  The ratio of the allowance for loan losses to nonperforming loans was 754.66% at September 30, 2017, 1,010.41% at December 31, 2016 and 664.47% at September 30, 2016.  Though management believes the current allowance provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The allowance for loan losses represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance for loan losses is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net recoveries of $0.2 million and $1.2 million during the three and nine months ended September 30, 2017, respectively, and net recoveries of $0.4 million in the third quarter of 2016 and net charge-offs of $4.7 million in the first nine months of 2016.  Activity in the allowance for loan losses for the current and prior year periods is summarized below:

	Nine months ended	Year ended	Nine months ended
(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Allowance for loan losses at beginning of period	$33,293	$40,686	$40,686
Charge-offs:
Commercial	(222)	(7,767)	(6,630)
Consumer	(97)	(37)	(20)
Other	-	-	(4)
Total charge-offs	(319)	(7,804)	(6,654)
Recoveries:
Commercial	346	1,284	1,056
Real estate - mortgage	167	31	27
Construction & land	1,012	1,165	840
Consumer	11	32	24
Total recoveries	1,536	2,512	1,947
Net recoveries (charge-offs)	1,217	(5,292)	(4,707)
Provision for loan losses charged to operations	2,340	(2,101)	(2,450)
Allowance for loan losses at end of period	$36,850	$33,293	$33,529

Ratio of net (recoveries) charge-offs to average loans	(0.04)%	0.19%	0.17%

49 | Page

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At September 30,	At December 31,	At September 30,
(in thousands)	2017	2016	2016
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$20	$657	$-
Nonaccrual loans:
Commercial	4,418	2,202	4,502
Real estate - mortgage	303	269	441
Construction & land	-	-	-
Consumer & other	142	167	103
Total nonaccrual loans	4,863	2,638	5,046
Total nonperforming loans	4,883	3,295	5,046
OREO and repossessed assets	5,079	5,079	5,079
Total nonperforming assets	$9,962	$8,374	$10,125

Performing renegotiated loans	$33,205	$23,612	$25,291
Classified loans	$54,355	$57,905	$58,376
Allowance for loan losses	$36,850	$33,293	$33,529

Nonperforming assets to total assets	0.26%	0.23%	0.29%
Nonperforming loans to total loans	0.16%	0.11%	0.18%
Nonperforming loans and OREO to total loans and OREO	0.32%	0.28%	0.36%
Allowance for loan losses to total loans	1.18%	1.13%	1.19%
Allowance for loan losses to nonperforming loans	754.66%	1,010.41%	664.47%

Nonperforming assets increased $1.6 million at September 30, 2017, from December 31, 2016 and decreased $0.2 million from September 30, 2016.  Approximately 90.0% or $8.9 million of nonperforming assets at September 30, 2017 were concentrated in Colorado, while the remaining 10.0% or $1.0 million were in Arizona.  Nonperforming loans represented 49.0% of total nonperforming assets with the remaining 51.0% comprised of OREO.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 10 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead are generally not impacted by the Fee-Based Lines, but

50 | Page

are most affected by the operations of the Bank.  Certain financial metrics and discussion of results for each segment for the three and nine months ended September 30, 2017 and 2016 are presented below.

			2017 vs 2016				2017 vs 2016
Commercial Banking	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$35,535	$31,138	$4,397	14.1%	$101,091	$91,358	$9,733	10.7%
Provision for loan losses	1,098	(1,158)	2,256	194.8%	2,472	(2,300)	4,772	207.5%
Noninterest income	3,777	3,622	155	4.3%	10,447	9,318	1,129	12.1%
Noninterest expense	8,658	9,731	(1,073)	(11.0)%	26,222	27,715	(1,493)	(5.4)%
Provision for income taxes	9,661	7,535	2,126	28.2%	26,423	21,888	4,535	20.7%
Net income before management fees and overhead allocations	19,895	18,652	1,243	6.7%	56,421	53,373	3,048	5.7%
Management fees and overhead allocations, net of tax	7,881	7,757	124	1.6%	23,930	23,831	99	0.4%
Net income	$12,014	$10,895	$1,119	10.3%	$32,491	$29,542	$2,949	10.0%

Net income for the Commercial Banking segment increased $1.1 million and $2.9 million during the three months and nine months ended September 30, 2017 compared to the prior year periods.  Net income grew on higher loan volume and an expansion in loan yields that increased net interest income over the prior year periods.  A higher provision for loan losses during the three and nine months ended September 30, 2017, resulting from increased loan volume, partially offset higher net interest income levels.   Noninterest income increased primarily as a result of higher deposit service charges and an increase in the mark-to-market adjustment on the Bank’s derivative portfolio.  Noninterest expense decreased $1.1 million and $1.5 million for the three and nine months ended September 30, 2017 compared to the respective prior year periods.  Contributing to the decrease in noninterest expense was a decline in occupancy expenses associated with the Company’s move to a new headquarters that elevated expense in 2016.

			2017 vs 2016				2017 vs 2016
Fee-Based Lines	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$1	$(11)	$12	109.1%	$(12)	$(24)	$12	50.0%
Noninterest income	4,888	4,536	352	7.8%	14,468	13,578	890	6.6%
Noninterest expense	4,237	4,055	182	4.5%	13,003	12,807	196	1.5%
Provision for income taxes	239	165	74	44.8%	511	277	234	84.5%
Net income before management fees and overhead allocations	413	305	108	35.4%	942	470	472	100.4%
Management fees and overhead allocations, net of tax	290	464	(174)	(37.5)%	882	1,255	(373)	(29.7)%
Net income (loss)	$123	$(159)	$282	177.4%	$60	$(785)	$845	107.6%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations on the Fee-Based Lines increased $0.1 million and $0.5 million during the three and nine months ended September 30, 2017, compared to the prior-year periods.  The increase was primarily due to an increase in income from benefits consulting.

51 | Page

			2017 vs 2016				2017 vs 2016
Corporate Support and Other	Three months ended		Increase		Nine months ended		Increase
Income Statement	September 30,		(decrease)		September 30,		(decrease)
(in thousands)	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$(1,767)	$(1,726)	$(41)	(2.4)%	$(5,227)	$(5,171)	$(56)	(1.1)%
Provision for loan losses	(38)	(10)	(28)	(280.0)%	(132)	(150)	18	12.0%
Noninterest income	330	1,128	(798)	(70.7)%	719	1,890	(1,171)	(62.0)%
Noninterest expense	13,497	12,257	1,240	10.1%	40,936	37,621	3,315	8.8%
Benefit for income taxes	(5,781)	(4,157)	(1,624)	(39.1)%	(17,245)	(13,075)	(4,170)	(31.9)%
Net loss before management fees and overhead allocations	(9,115)	(8,688)	(427)	(4.9)%	(28,067)	(27,677)	(390)	(1.4)%
Management fees and overhead allocations, net of tax	(8,171)	(8,221)	50	0.6%	(24,812)	(25,086)	274	1.1%
Net loss	$(944)	$(467)	$(477)	(102.1)%	$(3,255)	$(2,591)	$(664)	(25.6)%

The Corporate Support and Other segment is composed of activities of the Parent; non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, special assets, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually. Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as nonemployee overhead operating costs not directly associated with another segment.  Net loss for the segment was $0.9 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, compared to $0.5 million and $2.6 million in the prior year periods.  For the three and nine months ended September 30, 2017, the effect of declines in noninterest income and increases in noninterest expense were partially offset by a higher tax benefit.  Noninterest expense increases were primarily from higher salaries and benefits due to an increase in the number of back-office support operations and an increase in projected incentive compensation payments and retirement benefit contributions.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at September 30, 2017:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$1,476	$-	$-	$-	$1,476
FHLB line of credit(1)	100,000	-	-	-	100,000
Repurchase agreements (1)	60,335	-	-	-	60,335
Operating lease obligations	1,278	9,084	5,743	14,299	30,404
Long-term debt obligations (2)(3)	7,274	13,748	10,355	143,058	174,435
Total contractual obligations	$170,363	$22,832	$16,098	$157,357	$366,650

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed-interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 3.69% and ranges from 2.79% to 4.27%.

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

52 | Page

The contractual amount of the Company’s financial instruments with off-balance sheet risk at September 30, 2017, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$601,080	$255,098	$62,863	$44,379	$963,420
Standby letters of credit	25,200	3,298	-	145	28,643
Commercial letters of credit	192	-	-	-	192
Unfunded commitments for unconsolidated investments	6,164	-	-	-	6,164
Company guarantees	2,589	-	200	1,055	3,844
Total commitments	$635,225	$258,396	$63,063	$45,579	$1,002,263

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

Approximately $55.2 million of total loan commitments at September 30, 2017 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at September 30, 2017 does not represent the actual amount that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and is therefore excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from MBS.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the

53 | Page

Federal Reserve Bank.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

The Company's current liquidity position is expected to be more than adequate to fund expected asset growth. Historically, our primary source of funds has been customer deposits.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by fluctuations in the general level of interest rates, returns available on other investments, competition, business and economic conditions, and other factors, are less predictable.

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $79.3 million at September 30, 2017, compared to $96.1 million at December 31, 2016.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 98.2% at September 30, 2017, from 96.8% at December 31, 2016.  At September 30, 2017, the Company had $101.5 million of wholesale borrowings outstanding and average wholesale borrowings of $134.6 million during the nine months ended September 30, 2017.  Average wholesale borrowings were $84.8 million during the year ended December 31, 2016.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At September 30, 2017, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $180.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company also has access to the Federal Reserve Bank discount window lending program.  The Company considers the discount window program a contingent liquidity alternative as it has a higher cost than other short-term borrowing options.  See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of these funding sources and collateral requirements.

Available funding through correspondent lines and the FHLB at September 30, 2017 totaled $664.2 million or 18.0% of the Company’s earning assets.  Available funding is comprised of $178.5 million through the unsecured federal funds purchase lines and $485.7 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

54 | Page

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

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at September 30, 2017.  The line of credit has a one year term and matures in May 2018.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the Holding Company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The Holding Company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At September 30, 2017, the Holding Company had a liquidity position that exceeded the policy limit and the Company believes it has the ability to continue paying dividends.

Changes in shareholders’ equity are due to the following:

	Three months ended	Nine months ended
(in thousands)	September 30, 2017	September 30, 2017
Beginning balance	$319,470	$302,310
Stock-based compensation	737	2,577
Options and restricted stock, net	353	189
Dividends paid-common	(2,296)	(6,462)
Other comprehensive income, net of tax	(367)	1,180
Net income	11,193	29,296
Ending balance	$329,090	$329,090

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

55 | Page

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At September 30, 2017, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At September 30, 2017, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

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

In July 2013, the Federal Reserve Board finalized rules, known as Basel III, reforming the regulatory capital framework for banking institutions.  The U.S. banking regulatory agencies have implemented the reforms which are designed to ensure that banks maintain strong capital positions even in the event of severe economic downturns or unforeseen losses.  Basel III contains a provision that preserves the current capital treatment of TPS issued by bank holding companies with less than $15 billion in total assets.  The Company has $70.0 million of TPS included in regulatory capital at September 30, 2017 that was grandfathered under Basel III.  The Non-Advanced Approaches Capital rules for banks and financial institutions such as the Company have increased both the quantity and quality of required capital beginning January 1, 2015, with full implementation by 2018.  The Company believes it will continue to be well-capitalized under the Basel III requirements through the phase-in period.

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

56 | Page

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

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income (NII) and economic value of equity (EVE). The interest rate scenarios presented in the table includes interest rates

57 | Page

at September 30, 2017, as adjusted by rate changes upward of up to 200 basis points.  The downward movement analysis was limited to a 100 basis point change.

	Net interest income
Change in market interest rates	12 months	24 months	EVE
-200 basis points immediately	n/a	n/a	n/a
-100 basis points immediately	(8.0)%	(12.9)%	(17.9)%
+100 basis points immediately	4.9%	9.8%	12.5%
+200 basis points immediately	8.6%	17.6%	22.4%

-200 basis points ramped over next 12 months	n/a	n/a
-100 basis points ramped over next 12 months	(3.1)%	(10.4)%
+100 basis points ramped over next 12 months	2.1%	7.7%
+200 basis points ramped over next 12 months	3.2%	13.6%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at September 30, 2017, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the

58 | Page

Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Period	Total number of shares	Average price paid per share
July 1 - July 31, 2017	214	$17.21
September 1 - September 30, 2017	534	$17.25
Total	748	$17.24

59 | Page

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	October 27, 2017	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	October 27, 2017	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Executive Vice President and Chief Financial Officer

60 | Page