Form 10-K
period 2017-12-31
COBIZ FINANCIAL INC
filed 2018-02-16
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[ X ]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2017.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company ____ Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transitions period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2017, computed by reference to the closing price on the Nasdaq Global Select Market was $656,663,768.  Shares of voting stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s sole class of common stock as of February 9,  2018,  was 42,228,467.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that describe CoBiz Financial’s future plans, strategies and expectations, including without limitation, discussions regarding our financial objectives for loan and deposit growth, noninterest income growth and limiting noninterest expense growth. All forward-looking statements are based on assumptions and involve risks and uncertainties, many of which are beyond our control and which may cause our actual results, performance or achievements to differ materially from the results, performance or achievements contemplated by the forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or words of similar meaning, or future or conditional verbs such as "would," "should," "could" or "may."    Forward-looking statements speak only at the date they are made. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following are acronyms, abbreviations and definitions of terms used in this report:

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND ENTITIES
2005 Plan	Amended and Restated 2005 Equity Incentive Plan	FHLMC	Federal Home Loan Mortgage Corporation
ABB	Arizona Business Bank	FDICIA	Federal Deposit Insurance Corporation Improvement Act
ALCO	Asset/Liability Management Committee	FNMA	Federal National Mortgage Association
ALL	Allowances for Loan Losses	FOMC	Federal Open Market Committee
AOCI	Accumulated Other Comprehensive Income	FRB	Federal Reserve Board
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles
ASU	Accounting Standards Update	GMB	Green, Manning & Bunch, Ltd.
AUM	Assets Under Management	GNMA	Government National Mortgage Association
Bank	CoBiz Bank	ICS	Insured Cash Sweep Service
BHCA	Bank Holding Company Act	MBS	Mortgage-Backed Securities
BOLI	Bank-Owned Life Insurance	MSA	Metropolitan Statistical Area
CBB	Colorado Business Bank	NAICS	North American Industry Classification System
CCB	Capital Conservation Buffer	Nasdaq	Nasdaq Global Select Market
CDARS	Certificate Deposit Account Registry Service	NII	Net Interest Income
CDs	Certificate of Deposit	NIM	Net Interest Margin
CEO	Chief Executive Officer	NM	Not Meaningful
CECL	Current Expected Credit Loss under ASU 2016-13	OCC	Office of the Comptroller of the Currency
CFO	Chief Financial Officer	OCI	Other Comprehensive Income
CoBiz	CoBiz Financial Inc.	OREO	Other Real Estate Owned
CoBiz Insurance	CoBiz Insurance Inc.	OTTI	Other-Than-Temporary Impairment
CoBiz Wealth	CoBiz Wealth LLC	Parent	CoBiz Financial Inc.
Company	CoBiz Financial Inc.	P&C	Property and Casualty Insurance
CRA	Community Reinvestment Act	PTAE	Pre-Tax, Adjusted Earnings
CRE	Commercial Real Estate	Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Customer Repurchases	Treasury Management Service Provided to Customer Base	SBA	Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBIC	Small Business Investment Company
EPS	Earnings Per Share	SEC	Securities and Exchange Commission
Exchange Act	Securities Exchange Act of 1934, as amended	TCJA	Tax Cuts and Jobs Act
FASB	Financial Accounting Standards Board	TPS	Trust Preferred Securities
FDIC	Federal Deposit Insurance Corporation	USDA	U.S. Department of Agriculture
Federal Reserve	Board of Governors of the Federal Reserve System	VIE	Variable Interest Entity
FHLB	Federal Home Loan Bank

PART I

Item 1. Business

Overview

The Company is a diversified financial services company headquartered in Denver, Colorado. Through our subsidiary companies, we combine elements of personalized service found in community banks with sophisticated financial products and services traditionally offered by larger regional banks that we market to our targeted customer base of professionals, high-net-worth individuals and small to mid-sized businesses. At December 31, 2017, we had total assets of $3.8 billion, net loans of $3.1 billion and deposits of $3.2 billion. We were incorporated in Colorado in 1980.

Our wholly-owned subsidiary “the Bank” is a full-service business banking institution serving two markets, Colorado and Arizona. In Colorado, the Bank operates under the name Colorado Business Bank and has 11 locations, including seven in the Denver metropolitan area, and one each in Boulder, Colorado Springs, Fort Collins and Vail.  In Arizona, the Bank operates under the name Arizona Business Bank and has four locations serving the Phoenix metropolitan area and the surrounding area of Maricopa County. Each of the Bank’s locations is led by a local president with substantial decision-making authority. We support our bank and fee-based businesses with back-office services from our downtown Denver offices.

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

Segments

We operate three distinct segments, as follows:

•	Commercial Banking
•	Fee-Based Lines
•	Corporate Support and Other

The Company’s segments, excluding Corporate Support and Other, consist of various products and activities that are set forth in the following chart:

Commercial Banking through:	•	Commercial banking
CBB	•	Real estate banking
ABB	•	Professional banking
	•	Treasury management
	•	Structured finance lending
Fee-Based Services through:	Wealth Management
CoBiz Wealth	•	Investment management
CoBiz Insurance	•	Retirement income strategy
	•	Coordinated investment planning
	•	Financial & insurance review
	•	Will & trust review
Insurance - Employee Benefits
	•	Performance-based analytics
	•	Benefit administration
	•	Employee education
Insurance - Risk Management
	•	Business insurance including workers' compensation
	•	Personal insurance including umbrella coverage
	•	24/7 online access to policy detail

We ceased the operations of our investment banking division, GMB, during the first quarter of 2015 in order to focus on activities that provide more predictable, recurring revenue.  The operations of GMB have been reported as discontinued operations throughout this report (all within the Fee-Based Lines segment).

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

Business Strategy

Our primary strategy is to build long-term relationships that meet the needs of small to mid-sized businesses, business owners and professionals in high-growth Western markets. In all areas of our operations, we focus on attracting and retaining the highest-quality personnel by maintaining an environment which allows our employees to effectively respond to customer needs and manage those relationships.  In order to realize our strategic objectives, we are pursuing the following strategies:

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

The following table details the Company’s market share of deposits in Colorado and Arizona, as well as other banks headquartered in our market areas and out-of-state banks as reported by the FDIC and S&P Global Market Intelligence at June 30, 2017 and 2016, the most recent information available.

	June 30, 2017		June 30, 2016
Market share	Colorado %	Arizona %	Colorado %	Arizona %
CoBiz Bank	1.78%	0.58%	1.76%	0.54%
Other in-state banks	32.25%	6.97%	32.97%	6.67%
Out-of-state banks	65.97%	92.45%	65.27%	92.79%
Total	100.00%	100.00%	100.00%	100.00%

Deposit market share rank	12th	14th	12th	16th

The following table details the Company’s deposit market share by MSA:

	June 30, 2017		June 30, 2016
	Deposit Market		Deposit Market
MSA	Share Rank	Market Share %	Share Rank	Market Share %
Denver-Aurora-Lakewood, CO	7th	2.41%	8th	2.38%
Boulder, CO	9th	3.38%	9th	3.54%
Edwards, CO	7th	2.19%	6th	2.43%
Fort Collins, CO	21st	0.34%	25th	0.16%
Colorado Springs, CO	34th	0.23%	34th	0.26%
Phoenix-Mesa-Glendale, AZ	12th	0.77%	12th	0.73%

Loan portfolio growth and diversification.  We have emphasized expanding our overall loan products in order to diversify and grow the loan portfolio.  In recent years, we have had growth initiatives focused on the following lending areas: residential mortgage, public finance, structured finance and healthcare.  These products have enabled the Bank to continue to grow its loan portfolio in a competitive and challenging environment.

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

Expanding existing banking relationships. We are normally not a transactional lender.  Instead, we focus on a consultative approach, developing a specific suite of products and services to meet customer needs.  We believe the depth of our customer relationships provides us the opportunity to introduce the broader array of the products and services we offer and generate additional noninterest income. In addition, we believe this philosophy aids in customer retention.

Maintaining asset quality. We seek to maintain asset quality through a program that includes regular reviews of loans and ongoing monitoring of the loan portfolio by a loan review department that reports to an Executive Vice President of the Company but submits reports directly to the Audit Committee of our Board of Directors. At December 31, 2017, our ratio of nonperforming loans to total loans was 0.25%, compared to 0.11% at December 31, 2016.

Controlling interest rate risk.  We seek to control our exposure to changing interest rates by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities.  We actively monitor our interest rate profile in regular meetings of our ALCO.

Focus on cost and process efficiencies.  We have heavily invested in our current infrastructure in order to position us for future growth across all of our business units.  In 2017, we invested resources in evaluating the entire lending process, including origination, customer onboarding, credit underwriting, recording and small business lending.  Based on those evaluations, we implemented various changes to increase efficiencies, reduce cost and enhance customer experiences.  We have also evaluated our facility plan and implemented changes to reduce the overall rentable square feet per employee without impacting customer service.  This evaluation resulted in the relocation of our principal executive offices in 2016, the closure of one bank location in 2016 and another in 2017.

Expansion.  Our approach to expansion is predicated on recruiting key personnel to lead new initiatives. While we normally consider an array of new locations and product lines as potential expansion initiatives, we will generally proceed only upon identifying quality management personnel with a loyal customer following in the community or experienced in the product line that is the target of the initiative. We believe focusing on individuals who are established in their communities and experienced in offering sophisticated financial products and services will enhance our market position and add growth opportunities.  As we continually evaluate our facility plan, we look to consolidate and close the locations that are able to be serviced by other offices.  However, we also evaluate the opening of new bank locations in markets that we are not currently serving.  In 2014, we opened bank locations in two new markets in Colorado, Fort Collins and Colorado Springs.

Market Areas Served

We operate in two western markets in the United States – Colorado and Arizona. These markets are currently dominated by a number of large regional and national financial institutions. The Company’s success is dependent to a significant degree on the economic conditions of these two geographical markets.

Market Snapshot.  The following table contains selected data for the markets we serve.

	Colorado Snapshot		Arizona Snapshot

	Demographics		Demographics
•	Colorado population: 5.6 million	•	Arizona population: 7.0 million
•	Metropolitan Denver population: 2.8 million	•	Metropolitan Phoenix population: 4.6 million
•	Population projected to increase 22% to 6.9 million by 2030	•	Population projected to increase 17% to 8.1 million by 2030
•	Median household income 2016: $75,923	•	Median household income 2016: $57,100
•	Median home price for Metropolitan Denver at September 30, 2017: $418,100	•	Median home price for Metropolitan Phoenix at September 30, 2017: $248,900

	Significant Industries		Significant Industries
•	Advanced Manufacturing	•	Aerospace & Defense
•	Aerospace	•	Advanced Business Services
•	Bioscience & Healthcare	•	Advanced Manufacturing
•	Energy & Natural Resources	•	Bioscience & Healthcare
•	Financial Services	•	Technology & Innovation
•	Technology & Information	•	Film & Digital Media
•	Tourism
•	Transportation & Logistics

	Economic Outlook		Economic Outlook
•	Total employer establishments: 161,737	•	Total employer establishments: 136,352
•	Preliminary unemployment rate at December 2017 was 3.1%, up from 3.0% in December 2016 (national average of 4.1%)	•	Preliminary unemployment rate at December 2017 was 4.5%, down from 4.8% in December 2016 (national average of 4.1%)
•	State with the 10th highest job growth between December 2016 and December 2017	•	State with the 21st highest job growth between December 2016 and December 2017

Competition

CoBiz and its subsidiaries face competition in all principal business activities, not only from other financial holding companies and commercial banks, but also from savings and loan associations, credit unions, asset-based lenders, financial technology companies, finance companies, mortgage companies, leasing companies, insurance companies, investment advisors, mutual funds, securities brokers and dealers, other domestic and foreign financial institutions, and various nonfinancial institutions.

Please see “Risk Factors” below, as well as the market share information provided above for additional information.

Employees

We had 538 full time equivalent employees at December 31, 2017.  Employees of the Company are entitled to participate in a variety of employee benefit programs, including: equity plans; an employee stock purchase plan; a 401(k) plan; various comprehensive medical, accident and group life insurance plans; and paid vacations. No Company employee is covered by a collective bargaining agreement, and we believe our relationship with our employees to be excellent.

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

The Holding Company

General. CoBiz is a financial holding company registered under the BHCA, and is subject to regulation, supervision and examination by the Federal Reserve. CoBiz is required to file an annual report with the Federal Reserve and such other reports as may be required pursuant to the BHCA.

Securities Exchange Act of 1934. CoBiz has a class of securities registered with the SEC under the Exchange Act. The Exchange Act requires the Company to file periodic reports with the SEC, governs the Company’s disclosure in proxy solicitations and regulates insider trading transactions.  The Company is listed on the Nasdaq and is subject to the rules of the Nasdaq.

Dodd-Frank Act.  On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act comprehensively reforms the regulation of financial institutions, products and services.  Many of the provisions of the Dodd-Frank Act have been the subject of proposed and final rules by the SEC, the FDIC and the Federal Reserve.  However, the full impact of the Dodd-Frank Act on our business and operations will not be known until all regulations on the statute are written and adopted or reforms proposed for the Dodd-Frank Act are implemented. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.  In October 2015, the Consumer Financial Protection Bureau, which was created pursuant to the Dodd-Frank Act, issued the TILA-RESPA Integrated Disclosure Rule which is effective for new consumer real estate loan applications.

Sound Incentive Compensation Policies.  In 2010, the Federal Reserve, the OCC, and the FDIC issued final guidance to help ensure that incentive compensation policies at banking organizations do not encourage imprudent risk-taking and are consistent with the safety and soundness of the organization.  The key principles within the guidance on incentive compensation arrangements are 1) they should appropriately balance risk and financial results to not encourage imprudent risk; 2) they should be compatible with effective controls and risk management; and 3) they should be supported by strong corporate governance, including active and effective oversight by the board of directors.  The guidance applies to all employees who individually, or as part of a group, have the ability to expose the organization to material amounts of risk.  At a minimum, these rules apply to named executive officers included within a public company’s executive compensation disclosures.  The Federal Reserve reviews the Company’s policies and procedures for incentive compensation arrangements as part of the supervisory process.

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

Acquisitions. As a financial holding company, we are required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB will not approve any acquisition, merger or consolidation that would result in substantial anti-competitive effects, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. In reviewing applications for such transactions, the FRB also considers managerial, financial, capital and other factors, including the record of performance of the applicant and the bank or banks to be acquired under the CRA. See “The Bank — Community Reinvestment Act” below.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 eliminates many of the restrictions placed on the activities of certain qualified financial or bank holding companies. A “financial holding company” such as CoBiz can expand into a wide variety of financial services, including securities activities, insurance and merchant banking without the prior approval of the FRB, provided that certain conditions are met, including a requirement that all subsidiary depository institutions be “well-capitalized.”

Dividend Restrictions.   Dividends on the Company’s capital stock (common and preferred stock) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 – Long-Term Debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2017, the Company was not in default, had not elected to defer interest payments and had not extended the interest payment period on any of the subordinated debt issuances.

Support of Banks. As discussed below, the Bank is also subject to capital adequacy requirements. Under the FDICIA, CoBiz could be required to guarantee the capital restoration plan of the Bank if the Bank becomes “undercapitalized” as defined in the FDICIA and the regulations thereunder. See “Capital Adequacy at the Holding Company and Bank.”  Our maximum liability under any such guarantee would be the lesser of 5% of the Bank’s total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan. The FRB also has stated that financial or bank holding companies are subject to the “source of strength doctrine,” which requires such holding companies to serve as a source of “financial and managerial” strength to their subsidiary banks and to not conduct operations in an unsafe or unsound manner.

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

Sarbanes-Oxley Act. The Sarbanes-Oxley Act is intended to address systemic and structural weaknesses of the capital markets in the United States that were perceived to have contributed to corporate scandals. The Sarbanes-Oxley Act also attempts to enhance the responsibility of corporate management by, among other things, (i) requiring the chief executive officer and chief financial officer of public companies to provide certain certifications in their periodic reports regarding the accuracy of the periodic reports filed with the SEC, (ii) prohibiting officers and directors of public companies from fraudulently influencing an accountant engaged in the audit of the company’s financial statements, (iii) requiring chief executive officers and chief financial officers to forfeit certain bonuses in the event of a restatement of financial results, (iv) prohibiting officers and directors found to be unfit from serving in a similar capacity with other public companies, (v) prohibiting officers and directors from trading in the company’s equity securities during pension blackout periods, and (vi) requiring the SEC to issue standards of professional conduct for attorneys representing public companies. In addition, public companies whose securities are listed on a national securities exchange or association must satisfy the following additional requirements: (a) the company’s audit committee must appoint and oversee the company’s auditors; (b) each member of the company’s audit committee must be independent;

(c) the company’s audit committee must establish procedures for receiving complaints regarding accounting, internal accounting controls and audit-related matters; (d) the company’s audit committee must have the authority to engage independent advisors; and (e) the company must provide appropriate funding to its audit committee, as determined by the audit committee.

The Bank

General. The Bank is a state-chartered banking institution, the deposits of which are insured by the Deposit Insurance Fund of the FDIC, and is subject to supervision, regulation and examination by the Colorado Division of Banking, the FRB and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. The FRB’s supervisory authority over CoBiz can also affect the Bank.

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

The assessment base is calculated on average daily consolidated assets less average monthly tangible equity, defined as Tier 1 Capital.  The FDIC has adopted a progressively lower assessment rate schedule based on the level of the reserve ratio (Deposit Insurance Fund divided by the total estimated insured deposits of the industry).  Assessment rates decline when the reserve ratio exceeds 1.15%, 2.0% and 2.5%.  In June 2016, the reserve ratio exceeded 1.15% which set the initial base assessment rate for an Established Small Instituion at 3 to 30 basis points depending on a deposit risk score.  The amount an institution is assessed is based upon statutory factors that includes the degree of risk the institution poses to the insurance fund and may be reviewed semi-annually. A change in our risk category would negatively impact our assessment rates.

Additionally, all institutions insured by the FDIC Bank Insurance Fund are assessed fees to cover the debt of the Financing Corporation, the successor of the insolvent Federal Savings and Loan Insurance Corporation.  The assessment rate effective for the fourth quarter of 2017 was 0.135 basis points (0.54 basis points annually).  The assessment rate is adjusted quarterly.

Federal Home Loan Bank Membership.  The Bank is a member of the FHLB.  Each member of the FHLB is required to maintain a minimum investment in capital stock. The Board of Directors of the FHLB can increase the minimum investment requirements in the event it has concluded that additional capital is required to allow it to meet its own regulatory capital requirements.  Any increase in the minimum investment requirements outside of specified ranges requires the approval of the Federal Housing Finance Board.  Because the extent of any obligation to increase our investment in the FHLB depends entirely upon the occurrence of future events, potential future payments to the FHLB are not determinable.

Capital Adequacy at the Holding Company and Bank

The Federal Reserve monitors, on a consolidated basis, the capital adequacy of financial or bank holding companies by using a combination of risk-based and leverage ratios. Failure to meet the capital guidelines may result in supervisory or enforcement actions by the Federal Reserve. Under the risk-based capital guidelines, different categories of assets, including certain off-balance sheet items, such as loan commitments and letters of credit, are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.

On January 1, 2015, the Basel III regulatory capital rules (Regulation Q, Capital Adequacy of Bank Holding Companies) became effective for the Company. Basel III increased most of the required minimum regulatory capital ratios, introduced a new Common Equity Tier 1 Capital ratio and the concept of a CCB that became effective in 2016.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels. The minimum CCB in 2017 is 1.25% and increases 0.625% annually through 2019 to 2.5%.  Basel III required certain regulatory capital deductions to be phased in over a period of time, with full implementation beginning in 2018.  On November 21, 2017, the Federal Banking Agencies adopted a final rule to extend the regulatory capital transition applicable during 2017 to future periods for banking organizations such as the Company that are not subject to the advanced approaches capital rule.  This will reduce the capital impact to the Company in 2018 from the fully phased-in implementation of Basel III that was originally required.

For purposes of the Basel III risk-based capital guidelines, total capital is defined as the sum of “Common Equity Tier 1,” “Additional Tier 1” (Common Equity Tier 1 combined with Additional Tier 1 gives total Tier 1 Capital) and “Tier 2” capital elements. Common Equity Tier 1 capital includes common shareholders’ equity reduced by certain regulatory deductions.  Additional Tier 1 capital includes noncumulative perpetual preferred stock and other capital instruments allowed by the institutions primary regulator (for the Company, this includes the previously issued junior subordinated debentures) and minority interests in consolidated subsidiaries, reduced by certain limitations and regulatory deductions. Tier 2 capital includes, with certain limitations, perpetual preferred stock, certain capital instruments not included in Additional Tier 1 and the allowance for loan losses (limited to 1.25% of risk-weighted assets). The regulatory guidelines require a minimum ratio of total capital to risk-weighted assets of 8% (of which at least 4.5% must be in the form of Common Equity Tier 1 capital and 6.0% in Tier 1 capital). The Federal Reserve has also implemented a leverage ratio, which is defined to be a company’s Tier 1 capital divided by its average total consolidated assets.

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

In addition to the ratios in the table above, an institution is only well-capitalized if it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under these regulations, at December 31, 2017, the Bank was well-capitalized, which places no significant restrictions on the Bank’s activities.  See Note 17 – Regulatory Matters for additional information on the Company’s and the Bank’s capital ratios.

Fee-Based Lines

CoBiz Wealth is registered with the SEC under the Investment Advisers Act of 1940. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Many aspects of CoBiz Wealth’s business are subject to various federal and state laws and regulations. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict CoBiz Wealth from carrying on its investment management business in the event that they fail to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, business limitations on engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

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

Changing Regulatory Structure

Regulation of the activities of national and state banks and their holding companies imposes a heavy burden on the banking industry. The Federal Reserve, FDIC, OCC (national charters only) and State banking divisions all have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil monetary penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

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

Monetary Policy

The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits. Federal Reserve monetary policies have materially affected the operations of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

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

In addition to the geographic concentration of our markets in Arizona and Colorado, certain industry-specific economic factors also affect us. For example, while we do not have a concentration in energy lending, the industry is cyclical and may experience  another significant drop in crude oil and natural gas prices. A severe and prolonged decline in oil and gas commodity prices would adversely affect that industry and, consequently, may adversely affect our customers who are interdependent with that industry and other sectors of the local economy.

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

Softening in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature.

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

While we have policies and procedures designed to prevent or limit the effect of a possible failure, interruption or breach of our information systems, there can be no assurance that such action will not occur or, if any does occur, that it will be adequately addressed.  For example, although we believe we maintain commercially reasonable measures to ensure the cybersecurity of our information systems, other financial service institutions and companies have reported breaches in the security of their websites or other systems.  In addition, several U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems.  Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means.  To date, none of these efforts has had a material effect on our business or operations, and we maintain policies and procedures for addressing potential incidents.  Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments.  Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients.  We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information.  An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

Although we perform significant due diligence on third party vendors that host our data as part of the Company’s information security protocol, our process may not be sufficient.  As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, our insurance coverage for cyber incidents may not be sufficient to cover all the losses we may experience as a result of such cyber incidents. Any additional costs could materially adversely affect our results of operations.

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

The ability of our borrowers to pay interest and repay principal, which affects our financial performance, is highly dependent on the business environment of the overall economy and the business markets in which we operate.  In prior years, the financial services industry has been adversely impacted by unfavorable economic and market conditions.  In previous economic downturns, many lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers including other financial institutions. The Company has historically used federal funds purchased as a short-term liquidity source and, while the Company continues to actively use this source, credit tightening in the market could reduce funding lines available to the Company.  Market turmoil and tightening of credit may lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of general business activity.

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

We may not realize our deferred income tax assets, our built in losses could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code, and changes in the interpretation of tax matters may adversely affect our results of operations.

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

We also need to comply with new, evolving or revised tax laws and regulations. Changes in the application or interpretation of the recently enacted TCJA may have an adverse effect on our customers and our business, which may have an adverse effect on our results of operations.

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

Our CRE portfolio at December 31, 2017 did not meet the definition of CRE concentration as set forth in the final guidelines. If the Company is considered to have a concentration in the future and our risk management practices are found to be deficient, it could result in increased reserves and capital costs.

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

The banking business in Colorado and in the Phoenix metropolitan area is highly competitive and is currently dominated by a number of large regional and national financial institutions. In addition to these regional and national banks, there are a number of smaller commercial banks that operate in these areas. We compete for loans and deposits with banks, savings and loan associations, finance companies, credit unions, and mortgage bankers. In addition to traditional financial institutions, we also compete with financial technology, brokerage and investment banking companies, and governmental agencies that make available low-cost or guaranteed loans to certain borrowers. Particularly in times of high interest rates, we also face significant competition for deposits from sellers of short-term money market securities and other corporate and government securities.

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

We rely on third-party service providers and could be adversely affected by the failure of a service provider to perform its contractual responsibilities.

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations.  Our operations are exposed to risk that these service providers will not perform in accordance with the contractual arrangements.  Increasing changes driven by new products also place additional demands on our compliance risk management systems.  The failure of a third-party service provider and the internal need to maintain sufficient compliance expertise to manage the risks and complexities of these arrangements could disrupt our operations, which could adversely affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 1401 Lawrence Street, Denver, CO, 80202.  We also have other facilities in our market areas within Colorado and Arizona.  We lease all of our facilities.  Through the end of 2016, we leased our executive offices from an entity partly owned by a director of the Company. See “Certain Relationships and Related Transactions and Director Independence” under Item 13 of Part III and Note 16 to the consolidated financial statements. All locations are in good operating condition and are believed adequate for our present and foreseeable future operations. We do not anticipate any difficulty in leasing additional suitable space upon expiration of any present lease terms.

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

Market for Registrant’s Common Equity

The common stock of the Company is traded on the Nasdaq Global Select Market under the symbol “COBZ.”  At February 9, 2018, there were approximately 367 shareholders of record of CoBiz common stock.

The following table presents the range of high and low sale prices of our common stock for each quarter within the two most recent fiscal years as reported by the Nasdaq Global Select Market and the per-share dividends declared in each quarter during that period.

			Cash
			Dividends
	High	Low	Declared
2016:
First Quarter	$13.20	$10.31	$0.045
Second Quarter	12.87	10.79	0.045
Third Quarter	13.42	11.60	0.050
Fourth Quarter	17.19	12.40	0.050
2017:
First Quarter	$17.99	$12.73	$0.050
Second Quarter	17.85	15.39	0.050
Third Quarter	19.82	16.28	0.055
Fourth Quarter	22.01	18.09	0.055

On January 18, 2018, the Board of Directors approved a quarterly dividend for the first quarter of 2018 of $0.055 per share.  The timing and amount of future dividends declared by the Board of Directors of the Company will depend upon the consolidated earnings, financial condition, liquidity and capital requirements of the Company and its subsidiaries, the amount of cash dividends paid to the Company by its subsidiaries, applicable government regulations and policies, and other factors considered relevant by the Board of Directors of the Company.  The Company is subject to certain covenants pursuant to the issuance of its junior subordinated debentures as described in Note 12 to the consolidated financial statements that could limit our ability to pay dividends.

Capital distributions, including dividends, by institutions such as the Bank are subject to restrictions tied to the institution’s earnings. See “Supervision and Regulation — “The Bank” and “The Holding Company” — Dividend Restrictions” included under Item 1 of Part I.

The following table compares the cumulative total return on a hypothetical investment of $100 in CoBiz common stock on December 31, 2012 and the closing prices on each of the five years in the period ended

December 31, 2017, with the hypothetical cumulative total return on the SNL U.S. Bank Nasdaq Index and the Russell 2000 Index for the comparable period.

	2012	2013	2014	2015	2016	2017
CoBiz Financial Inc.	$100.00	$162.24	$180.52	$187.11	$239.16	$286.31
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
SNL U.S. Bank Nasdaq	$100.00	$143.73	$148.86	$160.70	$222.81	$234.58

The table below summarized shares acquired and amounts paid in net settlement of restricted stock awards during the quarter ended December 31, 2017:

	Total number	Average price
Period	of shares	paid per share
December 1 - December 31, 2017	39	$20.77

Securities Authorized for Issuance under Equity Compensation Plans

The Company has adopted the 2005 Plan, under which the Compensation Committee has the authority to determine the identity of the key employees, consultants, and directors who shall be granted options or restricted stock awards; the option price, which shall not be less than 85% the fair market value of the common stock on the date of grant; the vesting requirements; and the manner and times at which the options shall be exercisable. As of December 31, 2017, there were 2,311,829 shares available for grant under the 2005 Plan.  The Company also has an Employee Stock Purchase Plan, which had 167,099 shares available for issuance at December 31, 2017.

	Number of	Weighted-	Number of
	securities to be	average	securities remaining
	issued upon	exercise price	available for future
	exercise of	of outstanding	issuance under equity
	outstanding options,	options,	compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	199,946	$12.14	2,478,928
Equity compensation plans not approved by security holders	-	-	-
Total	199,946	$12.14	2,478,928

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company for the periods indicated.  Net income and earnings per share in 2017 were negatively impacted by a $7.2 million increase in tax expense from the enactment of the TCJA.  Discontinued operations have been reported retrospectively for all periods presented in the following table as discussed in Note 2 – Discontinued Operations.

	At or for the year ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of income data:
Interest income	$143,187	$127,782	$121,266	$114,317	$106,127
Interest expense	12,613	11,731	9,590	8,429	10,426
Net interest income before provision for loan losses	130,574	116,051	111,676	105,888	95,701
Provision for loan losses	3,285	(2,101)	6,420	(4,155)	(8,804)
Net interest income after provision for loan losses	127,289	118,152	105,256	110,043	104,505
Noninterest income	34,001	34,160	30,667	27,909	28,606
Noninterest expense	107,894	105,231	100,177	94,136	90,912
Income before taxes	53,396	47,081	35,746	43,816	42,199
Provision for income taxes	20,478	12,182	9,606	15,018	13,909
Net income from continuing operations	32,918	34,899	26,140	28,798	28,290
Net income (loss) from discontinued operations, net of tax	-	-	(71)	209	(679)
Net income	$32,918	$34,899	$26,069	$29,007	$27,611

Basic earnings per common share from continuing operations	$0.79	$0.84	$0.63	$0.69	$0.68
Diluted earnings per common share from continuing operations	$0.78	$0.84	$0.62	$0.69	$0.68
Basic earnings (loss) per common share from discontinued operations	$-	$-	$-	$0.01	$(0.02)
Diluted earnings (loss) per common share from discontinued operations	$-	$-	$-	$0.01	$(0.02)
Basic earnings per common share	$0.79	$0.84	$0.63	$0.70	$0.66
Diluted earnings per common share	$0.78	$0.84	$0.62	$0.70	$0.66
Cash dividends declared per common share	$0.21	$0.19	$0.17	$0.15	$0.12
Dividend payout ratio	26.92%	22.62%	27.42%	21.43%	18.18%

Balance sheet data:
Total assets	$3,846,272	$3,630,313	$3,351,767	$3,062,166	$2,800,691
Total investments	539,416	510,387	512,812	484,621	556,796
Loans	3,145,563	2,934,105	2,699,205	2,405,575	2,084,359
Allowance for loan losses	37,941	33,293	40,686	32,765	37,050
Deposits	3,225,220	3,029,783	2,741,712	2,492,291	2,279,037
Junior subordinated debentures	72,166	72,166	72,166	72,166	72,166
Subordinated notes payable	59,195	59,111	59,031	-	-
Shareholders' equity	329,284	302,310	273,536	308,769	281,085

Key ratios:
Return on average total assets	0.87%	1.02%	0.83%	0.99%	1.02%
Pre-tax, Adjusted Earnings return on assets (PTAE ROA)(1)	1.73%	1.52%	1.54%	1.40%	1.36%
Return on average shareholders' equity	10.27%	12.15%	8.77%	9.82%	10.29%
Average shareholders' equity to average total assets	8.51%	8.36%	9.44%	10.10%	9.93%
Net interest margin	3.85%	3.73%	3.86%	3.91%	3.81%
Efficiency ratio(2)	62.46%	66.79%	67.91%	70.30%	71.01%
Nonperforming assets to total assets	0.34%	0.23%	0.64%	0.49%	0.68%
Nonperforming loans to total loans	0.25%	0.11%	0.60%	0.38%	0.67%
Allowance for loan and credit losses to total loans	1.21%	1.13%	1.51%	1.36%	1.78%
Allowance for loan and credit losses to nonperforming loans	482.40%	1,010.41%	250.81%	357.89%	265.78%
Net charge-offs (recoveries) to average loans	(0.04)%	0.19%	(0.06)%	0.01%	0.05%

(1)

Pre-tax, Adjusted Earnings (PTAE) is a non-GAAP measure and is calculated as total taxable-equivalent revenue less noninterest expense (excluding impairment and valuation losses).  The Company believes that PTAE is a useful financial measure that enables investors and others to assess the Company's ability to generate capital to cover credit losses and is a reflection of earnings generated by the core business.  The following is a reconciliation of PTAE to its most comparable GAAP measure.

	At and for the year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net income from continuing operations - GAAP	$32,918	$34,899	$26,140	$28,798	$28,290
Adjusted for:
Taxable equivalent adjustment	8,979	7,531	5,720	3,807	2,760
Provision for income taxes	20,478	12,182	9,606	15,018	13,909
Severance	-	-	1,043	-	-
Provision for loan losses	3,285	(2,101)	6,420	(4,155)	(8,804)
Net (gain) loss on securities, other assets and other real estate owned	(507)	(121)	(369)	(2,597)	683
Pre-tax, Adjusted Earnings	$65,153	$52,390	$48,560	$40,871	$36,838
Average assets	$3,766,839	$3,435,703	$3,149,310	$2,925,168	$2,702,211
PTAE ROA	1.73%	1.52%	1.54%	1.40%	1.36%

(2)

The following table includes non-GAAP financial measures used in the computation of the efficiency ratio.  The efficiency ratio equals noninterest expense adjusted to exclude gains and losses on OREO, other assets and investments, divided by the sum of taxable-equivalent net interest income and noninterest income.  To calculate taxable-equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned if these investments were subject to normal income taxation.  The Company believes the efficiency ratio is a useful supplementary financial measure that enables investors to assess the performance of the Company’s operations and for comparison to the Company’s peers.

	For the year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Noninterest expense - GAAP	$107,894	$105,231	$100,177	$94,136	$90,912
Adjusted for:
Net (gain) loss on securities, other assets and other real estate owned	(507)	(121)	(369)	(2,597)	683
Adjusted noninterest expense - non-GAAP	$108,401	$105,352	$100,546	$96,733	$90,229

Net interest income - GAAP	$130,574	$116,051	$111,676	$105,888	$95,701
Noninterest income - GAAP	34,001	34,160	30,667	27,909	28,606
Operating revenue	164,575	150,211	142,343	133,797	124,307
Taxable-equivalent adjustment	8,979	7,531	5,720	3,807	2,760
Operating revenue - taxable-equivalent - non-GAAP	$173,554	$157,742	$148,063	$137,604	$127,067

Efficiency ratio - taxable-equivalent - non-GAAP	62.46%	66.79%	67.91%	70.30%	71.01%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview. The Company is a financial holding company that offers a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals. Our principal operating segments are Commercial Banking and Fee-Based Lines.

From December 31, 1995, the first complete fiscal year under the current management team, to December 31, 2017, our organization has grown from a bank holding company with two bank locations and total assets of $160.4 million to a diversified financial services holding company with 15 bank locations and total assets of $3.8 billion.  We have also expanded into wealth and insurance services.  The Company has a well-capitalized balance sheet that includes common equity, subordinated notes payable and subordinated debentures.

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

We concentrate on developing an organization with personnel, management systems and products and services that will allow us to compete effectively and position us for growth. Although we strive to minimize costs that do not impact customer service, we continue to invest in systems and business production personnel to strengthen our future growth prospects.

The Company is focused on achieving financial objectives as part of its one to three year plan that are intended to enable the Company to achieve double-digit growth in earnings per share.  We anticipate that achieving these objectives, coupled with maintaining our asset quality, will enable us to enhance shareholder return.

Steps taken to realize progress on our financial objectives include: aligning production employee variable compensation with these objectives; strengthening internal networking to enhance synergies between product lines within the Company; formalizing a leadership development program; structuring management roles to provide more accountability; setting clear expectations for all producers and continuing to work with producers who are not meeting their goals; and building customer relationships.

To further our goal of limiting growth in noninterest expense, the Company conducted a comprehensive review of its staffing levels and expenditures in each functional area to identify areas for improvement.  The Company intends to continually monitor incremental improvement and new areas for emphasis.  The Company also completed a thorough analysis of its loan origination and credit underwriting process.  Based on this review, the Company implemented procedural changes and clarified employee responsibilities in 2017, which we believe will improve operational efficiencies and improve customer satisfaction and employee morale.  Finally, the Company has initiated an ongoing review of its facility strategy with a goal of servicing its customer base in a cost-effective manner.  This has resulted in the closure of three bank locations, the combination of two bank locations in downtown Denver into one location, and the relocation of the Company’s principal executive offices.  As a result of the relocation of our principal executive offices, all of our client-facing employees in the downtown Denver area are in one location for the first time.  The Company believes this will further strengthen internal synergies and will provide a broader platform to service the financial needs of its customers.

As discussed in “Item 1. Business” and Note 2 – Discontinued Operations, the Company ceased the operations of its investment banking division in the first quarter of 2015.  The results of operations related to the investment banking division in 2015 have been reported as discontinued operations.  The prior period disclosures in the following table have been adjusted to conform to the new presentation.

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead are generally not impacted by the Fee-Based Lines, but are most affected by the operations of the Bank.  While the Company allocates a portion of the costs related to shared resources to the Fee-Based Lines, we measure their profitability based on a pre-allocation basis as it approximates the operating cash flow generated by the segment. A description of each segment is provided in Note 19 – Segments.

Certain key metrics of our segments at or for the years ended December 31, 2017, 2016 and 2015 are as follows:

			Corporate
			Support
	Commercial	Fee-Based	and
	Banking	Lines	Other	Consolidated
(in thousands)	2017
Operating revenue (1)	$151,391	$19,389	$(6,205)	$164,575
Net income (loss)	$39,002	$(397)	$(5,687)	$32,918

	2016
Operating revenue (1)	$137,026	$18,259	$(5,074)	$150,211
Net income (loss)	$40,165	$(1,208)	$(4,058)	$34,899

	2015
Operating revenue (1)	$127,376	$17,837	$(2,870)	$142,343
Net income (loss)	$29,786	$(542)	$(3,175)	$26,069

(1)	Net interest income plus noninterest income.

Noted below are some of the significant financial performance measures and operational results for 2017 and 2016:

2017	2016

Commercial Banking operating revenue increased 10.5% in 2017 to $151.4 million, while net income decreased 2.9% to $39.0 million.  The decrease in net income was due to a $5.2 million increase in the provision for loan losses and a $9.3 million increase in the provision for income taxes, partially offset by the growth in operating revenue.  The increase in the provision for income taxes was due to the TCJA discussed below.

Commercial Banking operating revenue increased 7.6% in 2016 to $137.0 million, while net income increased 34.8% to $40.2 million.  The increase in net income was due to an $8.7 million decrease in the provision for loan losses and a $7.0 million increase in net interest income.

Operating revenue from the Fee-Based Lines increased 6.2% in 2017, decreasing the net loss to $0.4 million in 2017 compared to a net loss of $1.2 million in 2016.	Operating revenue from the Fee-Based Lines increased 2.4% in 2016, while the net loss increased $0.7 million to a net loss of $1.2 million in 2016.

Operating revenue declined and the net loss increased on the Corporate Support and Other segment in 2017, primarily due to an increase in noninterest expense from initiatives the Company invested in during 2017.

Operating revenue declined and the net loss increased on the Corporate Support and Other segment in 2016, primarily due to the additional interest expense on the subordinated notes that were issued in June 2015.

Total assets grew $216.0 million to $3.8 billion during 2017, primarily due to a 7.1% year-over-year increase in net loans.	Total assets grew $278.5 million to $3.6 billion during 2016, primarily due to a 9.1% year-over-year increase in net loans.
Average noninterest bearing deposits, the most valuable part of the deposit portfolio, represented 44.6% of total average deposits in 2017, compared to 43.3% in 2016.	Average noninterest bearing deposits represented 43.3% of total average deposits in 2016, compared to 41.2% in 2015.
The net interest margin on a tax-equivalent basis increased 12 basis points to 3.85%, due to an increase in the loan portfolio and to an increase in loan yields.	The net interest margin on a tax-equivalent basis declined 13 basis points to 3.73%, due to the first full year of interest expense on the new subordinated notes and to a decline in loan yields.

Net income decreased 5.7% to $32.9 million in 2017 from $34.9 million in 2016.  On December 22, 2017, President Trump signed the TCJA into law.  Among other things, the TCJA reduces the corporate federal tax rate from 35% to 21%.  The change in the federal tax rate required the Company to remeasure its deferred tax assets and liabilities, resulting in a non-cash increase in tax expense of $7.2 million.

Net income increased 33.9% to $34.9 million in 2016 from $26.1 million in 2015. Positively impacting net income was an $8.5 million decrease in the provision for loan losses in 2016.
The Company had a net recovery of $1.4 million in 2017, compared to a net charge-off of $5.3 million in 2016.	The Company had a net charge-off of $5.3 million in 2016, compared to a net recovery of $1.5 million in 2015.

One bank location was closed in 2017.  The closures over the last few years were part of the Company’s ongoing evaluation of its operations.  The Company remains committed to growing its presence in the Colorado and Arizona markets while efficiently managing the Company’s cost structure, including its occupancy costs.

Two bank locations were closed in 2016.

The Company invested significant financial and human capital resources to the redesign of its internal credit process, business intelligence and information technology strategy in 2017.  The Company believes these investments, which will continue into 2018, will improve efficiency, provide better management information and allow us to become more scalable.

The Company’s principal executive offices were moved to a new location in downtown Denver. Overall square footage in our executive offices was reduced 28%.
The Company’s total risk-based capital ratio was 14.6% at December 31, 2017. See Note 17 – Regulatory Matters for additional information.	The Company’s total risk-based capital ratio was 14.5% at December 31, 2016. Implementation of the Capital Conservation Buffer required by Basel III increased the minimum capital requirements.

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K beginning on page F-1. For a discussion of the segments included in our principal activities and for certain financial information for each segment, see “Segments” discussed below and Note 19 – Segments.

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

As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Fair value may be used on a recurring basis for certain assets and liabilities such as available for sale securities and derivatives in which fair value is the primary basis of accounting.  Similarly, fair value may be used on a nonrecurring basis to evaluate certain assets or liabilities, such as impaired loans.  Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions in accordance with ASC 820 to determine the instrument’s fair value.  At December 31, 2017, $169.6 million of total assets, consisting of $166.8 million in available for sale securities and $2.8 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2016, $136.3 million of total assets, consisting of $133.0 million in available for sale securities and $3.3 million in derivative instruments, represented assets recorded at fair value on a recurring basis.  At December 31, 2017, the Company had $9.1 million of single-issuer trust preferred securities (TPS) classified as Level 3.  The fair value of these TPS is determined using broker-dealer quotes and trade data that may not be current.  These TPS are classified as Level 3 due to lack of current market data and their illiquid nature. At December 31, 2017 and 2016, $9.6 million and $11.2 million, respectively, of total liabilities represented derivative instruments recorded at fair value on a recurring basis.  Assets recorded at fair value on a nonrecurring basis consisted of impaired loans and OREO totaling $3.8 million and $5.4 million, at December 31, 2017.  Impaired loans and OREO were $1.4 million and $5.4 million at December 31, 2016.  For additional information on the fair value of certain financial assets and liabilities see Note 18 – Fair Value Measurements.

Deferred Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established.  We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income.  These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.  See Note 11 – Income Taxes for additional information.  A valuation allowance for deferred tax assets may be required in the future if the amounts of taxes recoverable through loss carry backs decline, if we project lower levels of future taxable income, or we project lower levels of tax planning strategies.  Such valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.

We also have other policies that we consider to be significant accounting policies; however, these policies, which are disclosed in Note 1 of the consolidated financial statements, do not meet the definition of critical accounting policies because they do not generally require us to make estimates or judgments that are difficult or subjective.

Financial Condition

The Company had total assets of $3.8 billion and total liabilities of $3.5 billion at December 31, 2017 compared to total assets of $3.6 billion and total liabilities of $3.3 billion at December 31, 2016.  The following sections address the specific components of the balance sheets and significant matters relating to those components at and for the years ended December 31, 2017 and 2016.

Lending Activities

General. We provide a broad range of lending services, including commercial loans, commercial and residential real estate construction loans, commercial and residential real estate-mortgage loans, consumer loans, revolving lines of credit, and tax-exempt financing. Our primary lending focus is commercial and real estate lending to small and medium-sized businesses with annual sales of $5.0 million to $75.0 million, and businesses and individuals with borrowing requirements of $250,000 to $15.0 million. At December 31, 2017, substantially all of our outstanding loans were to customers within Colorado and Arizona. Interest rates charged on loans vary with the degree of risk, maturity, underwriting and servicing costs, principal amount, and extent of other banking relationships with the customer.  Interest rates are further subject to competitive pressures, money market rates, availability of funds, and government regulations. See “Net Interest Income” for an analysis of the interest rates on our loans.

Credit Procedures and Review. We address credit risk through internal credit policies and procedures, including underwriting criteria, officer and customer lending limits, a multi-layered loan approval process for larger loans, periodic document examination, justification for any exceptions to credit policies, loan review and concentration monitoring. In response to the last economic downturn, the Company expanded the resources of the credit and loan review departments to provide for a more proactive identification and management of problem credits.  In addition, we provide ongoing loan officer training and review. We have a continuous loan review process designed to promote early identification of credit quality problems, assisted by dedicated Senior Credit Officers that support each geographic market and major loan class. All loan officers are charged with the responsibility of reviewing, at least on a monthly basis, all past due loans in their respective portfolios. In addition, the credit administration department establishes a watch list of loans to be reviewed by the Board of Directors of the Bank. The loan portfolio is also monitored regularly by a loan review department that reports to an executive vice president of the Company and submits reports directly to the Audit Committee of the Board of Directors and the credit administration department.

The Company’s credit approval process is as follows:

•	Internal lending limits for loans extended to a single borrower are established by the Board of Directors of the Bank.
•	Credits equal to the Bank’s internal lending limit require two signatures from either the Vice-Chairman of the Bank, Chief Credit Officer or a Bank President/Senior Credit Officer.
•

Loan authority of officers is approved by the Bank’s Board of Directors, reviewed annually and updated according to the growth of the Bank.  The Board of Directors may designate different approval authorities depending on loan grade, loan type, and whether the loan is a new credit or renewal of credit.

•

The Board of Directors of the Bank designates the approval authority of the loan committee.  The presence of two of the following is required for any committee loan approval: Vice-Chairman of the Bank, Chief Credit Officer or a Market President.  A quorum requires at least three designated committee members to be in attendance.

•

Loan officers are permitted within a 12-month period to approve up to $0.2 million in new credit per customer aggregate loan relationship.  In cases where the aggregate credit size exceeds the loan credit officer’s individual authority, the Bank President may approve the additional credit.

Composition of Loan Portfolio.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2017		2016		2015		2014		2013
(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,250,571	40.2%	$1,217,732	42.0%	$1,175,379	44.2%	$977,699	41.2%	$824,453	40.3%
Real estate - mortgage	1,249,497	40.2%	1,171,123	40.4%	1,016,268	38.2%	989,719	41.7%	900,864	44.0%
Construction & land	264,401	8.5%	174,451	6.0%	201,281	7.6%	181,864	7.7%	127,952	6.2%
Consumer	282,149	9.1%	267,013	9.2%	253,317	9.5%	207,955	8.8%	181,056	8.8%
Other	98,945	3.2%	103,786	3.5%	52,960	2.0%	48,338	2.0%	50,034	2.5%
Total loans	$3,145,563	101.2%	$2,934,105	101.1%	$2,699,205	101.5%	$2,405,575	101.4%	$2,084,359	101.8%
Less allowance for loan losses	(37,941)	(1.2)%	(33,293)	(1.1)%	(40,686)	(1.5)%	(32,765)	(1.4)%	(37,050)	(1.8)%
Net loans	$3,107,622	100.0%	$2,900,812	100.0%	$2,658,519	100.0%	$2,372,810	100.0%	$2,047,309	100.0%

Total loans increased $211.5 million and $234.9 million in 2017 and 2016, respectively, compared to the prior years.  Loans in the Arizona and Colorado markets increased $62.1 million and $149.4 million, respectively from December 31, 2016.

In 2017, the Construction & land category increased $90.0 million and Real estate – mortgage loans increased $78.4 million, contributing 80.0% of the loan growth on a combined basis.  In 2016, the Real estate – mortgage loan category contributed 65.9% of the loan portfolio growth, increasing $154.9 million.  Other loan categories with modest growth in 2016 included Commercial ($42.4 million), Consumer ($13.7 million), and Other ($50.8 million) loans, while Construction & land declined $26.8 million.

Under state law, the aggregate amount of loans we can make to one borrower is generally limited to 15% of our unimpaired capital, surplus, undivided profits and allowance for loan losses. At December 31, 2017, our individual legal lending limit was $66.4 million. The Bank’s Board of Directors has established an internal lending limit of $15.0 million for normal credit extensions and $20.0 million for the highest rated credits. To accommodate customers whose financing needs exceed our internal lending limits and to address portfolio concentration concerns, we may sell loan participations to outside participants. At December 31, 2017 and 2016, the outstanding balance of loan participations sold by us was $20.7 million and $15.9 million, respectively. At December 31, 2017 and 2016, we had loan participations purchased from other banks totaling $130.8 million and $118.3 million, respectively. We use the same analysis in deciding whether to purchase a participation in a loan as we would in deciding whether to originate the same loan.

Due to the nature of our business as a commercial banking institution, our lending relationships are typically larger than those of a retail bank. The following table describes the number of relationships and the percentage of the dollar value of the loan portfolio by the size of the credit relationship.

	At December 31,
	2017		2016		2015
	Number of	% of loan	Number of	% of loan	Number of	% of loan
Credit Relationships	relationships	portfolio	relationships	portfolio	relationships	portfolio
Greater than $6.0 million	115	35.5%	105	34.3%	98	32.9%
$3.0 million to $6.0 million	144	19.2%	132	18.7%	124	19.2%
$1.0 million to $3.0 million	457	25.0%	443	25.4%	406	25.1%
$0.5 million to $1.0 million	472	10.8%	464	11.2%	445	11.8%
Less than $0.5 million	3,596	9.5%	3,752	10.4%	3,844	11.0%
	4,784	100.0%	4,896	100.0%	4,917	100.0%

The majority of the loan relationships exceeding $3.0 million are in our real estate and commercial portfolios.  At December 31, 2017 the Company had loans to lessors of nonresidential buildings in the amount of $454.3 million and loans to the healthcare and social assistance industry in the amount of $334.3 million that exceeded 10% of total loans.  There were no other concentrations in excess of 10% of the Company’s loan portfolio at December 31, 2017.    The Company may be subject to additional regulatory supervisory oversight if its concentration in commercial real estate lending exceeds regulatory parameters.  Pursuant to interagency guidance issued by the Federal Reserve and other federal banking agencies, supervisory criteria were put in place to define commercial real estate concentrations as:

•	Construction, land development and other land loans that represent 100% or more of total risk-based capital; or
•

Commercial real estate loans (as defined in the guidance) that represent 300% or more of total risk-based capital and the real estate portfolio has increased more than 50% or more during the prior 36 months.

At December 31, 2017 and 2016, the Company’s exposure to commercial real estate lending was below the parameters discussed above.

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

Commercial Loans. Commercial loans increased $32.8 million, or 2.7%, from $1.22 billion at December 31, 2016 to $1.25 billion at December 31, 2017. Commercial lending consists of loans to small and medium-sized businesses in a wide variety of industries. We provide a broad range of commercial loans, including lines of credit for working capital purposes and term loans for the acquisition of equipment and other purposes. Commercial loans are generally collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements such as personal guarantees. However, where warranted by the overall financial condition of the borrower, loans may be unsecured and based on the cash flow of the business.

The following table summarizes the Company’s commercial loan portfolio, segregated by the North American Industry Classification System (NAICS).

	At December 31,
	2017		2016		2015
		% of		% of		% of
		Commercial		Commercial		Commercial
(in thousands)	Balance	loan portfolio	Balance	loan portfolio	Balance	loan portfolio
Manufacturing	$85,253	6.8%	$96,684	7.9%	$135,058	11.5%
Finance and insurance	42,523	3.4%	50,358	4.1%	64,261	5.5%
Health care	164,215	13.1%	154,537	12.7%	126,771	10.8%
Real estate services	128,996	10.3%	126,029	10.4%	118,923	10.1%
Construction	68,164	5.5%	58,902	4.9%	58,081	4.9%
Public administration	240,336	19.2%	256,332	21.0%	221,325	18.8%
All other	521,084	41.7%	474,890	39.0%	450,960	38.4%
	$1,250,571	100.0%	$1,217,732	100.0%	$1,175,379	100.0%

Real Estate - Mortgage Loans. Real estate mortgage loans increased $78.4 million, or 6.7%, from $1.17 billion at December 31, 2016 to $1.25 billion at December 31, 2017.  Real estate mortgage loans include various types of loans for which we hold real property as collateral. We generally restrict commercial real estate lending activity to owner-occupied properties or to investor properties that are owned by customers with which we have a current banking relationship. We make commercial real estate loans at both fixed-and,floating-interest rates, with maturities generally ranging from five to 20 years. The Bank’s underwriting standards generally require that a commercial real estate loan not exceed 75% of the appraised value of the property securing the loan. In addition, we originate SBA 504 loans on owner-occupied properties with maturities of up to 25 years in which the SBA allows for financing of up to 90% of the project cost and takes a security position that is subordinated to us, as well as U.S. Department of Agriculture (USDA) Rural Development loans.

The properties securing the Company’s real estate mortgage loan portfolio are located primarily in the states of Colorado and Arizona.  At December 31, 2017 and 2016, 68% and 67% of the Company’s outstanding real estate mortgage loans were in the Colorado market, respectively.

The following table summarizes the Company’s real estate mortgage portfolio, segregated by property type.

	At December 31,
	2017		2016		2015
(in thousands)	Balance	%	Balance	%	Balance	%
Residential & commercial owner-occupied	$484,526	38.8%	$475,287	40.6%	$436,643	43.0%
Residential & commercial investor	764,971	61.2%	695,836	59.4%	579,625	57.0%
	$1,249,497	100.0%	$1,171,123	100.0%	$1,016,268	100.0%

Construction and land.  Construction and land increased  $90.0 million, or 51.6%, from $174.5 million at December 31, 2016 to $264.4 million at December 31, 2017. We have a portfolio of loans for the acquisition and development of land for residential building projects.  We also finance construction projects involving one- to four-family residences.  We provide financing to residential developers that we believe have demonstrated a favorable record of accurately projecting completion dates and budgeting expenses. We provide loans for the construction of both pre-sold projects and projects built prior to the location of a specific buyer (speculative loan), although speculative loans are provided on a more selective basis. Residential construction loans are due upon the sale of the completed project and are generally collateralized by first liens on the real estate and have floating interest rates. In addition, these loans generally have credit enhancements in the form of personal guarantees to provide an additional source of repayment. We typically require a permanent financing commitment or prequalification be in place before we make a residential construction loan. Moreover, we generally monitor construction draws monthly and inspect property to ensure that construction is progressing as projected. Our underwriting standards generally require that the principal amount of a speculative loan be no more than 75% of the appraised value of the completed construction project or 80% of pre-sold projects. Values are determined primarily by approved independent appraisers.

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

Construction and land loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the construction and land portfolio are generally located in the states of Colorado and Arizona. At December 31, 2017 and 2016, 76% and 71%, respectively, of the Company’s construction and land loans outstanding were generated in the Colorado market.

Consumer Loans.  Consumer loans increased $15.1 million, or 5.7%, from $267.0 million at December 31, 2016 to $282.1 million at December 31, 2017.  We provide a broad range of consumer loans to customers, including personal lines of credit, home equity loans and automobile loans. In order to improve customer service, continuity and customer retention, the same loan officer often services the banking relationships of both the business and business owners or management. We offer residential mortgage loans as part of our consumer mortgage products.  This residential mortgage financing program offers competitive pricing and terms for the purchase, refinance or permanent financing of mortgage loans, with an average loan size of approximately $800,000.  For primary residences, the standard loan-to-value is 80% for loans up to $1.5 million.  The loan-to-value decreases as the size of the loan increases, with a standard loan-to-value of 55% on loans in excess of $3.0 million. In addition, we generally only finance 5/1, and 7/1 adjustable-rate mortgage loans as well as 15-year fixed-rate loans.  Residential mortgage loans at December 31, 2017 and 2016, totaled $213.8 million or 80% and $197.9 million or 74%, respectively, of the consumer loan portfolio.

Other loans.  Other loans decreased $4.8 million, or 4.7%, from $103.8 million at December 31, 2016 to $98.9 million at December 31, 2017.  Other loans include lending products such as taxable and tax-exempt leasing, not defined as commercial real estate, acquisition and development, construction, or consumer loans.

Nonperforming Assets

Our nonperforming assets consist of nonaccrual loans, restructured loans, loans past due 90 days or more, OREO and other repossessed assets. Nonaccrual loans are those loans for which the accrual of interest has been discontinued. The following table sets forth information with respect to these assets at the dates indicated.

	At December 31,
(in thousands)	2017	2016	2015	2014	2013
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$348	$657	$505	$161	$19
Nonaccrual loans:
Commercial	6,185	2,202	15,109	3,317	1,330
Real estate - mortgage	57	269	499	3,416	10,504
Construction & land	-	-	27	135	1,986
Consumer and other	1,275	167	82	2,126	101
Total nonaccrual loans	7,517	2,638	15,717	8,994	13,921
Total nonperforming loans	7,865	3,295	16,222	9,155	13,940
OREO and repossessed assets	5,079	5,079	5,079	5,819	5,097
Total nonperforming assets	$12,944	$8,374	$21,301	$14,974	$19,037

Performing renegotiated loans	$52,817	$23,612	$28,196	$27,275	$29,683

Allowance for loan losses	$37,941	$33,293	$40,686	$32,765	$37,050
Nonperforming assets to total assets	0.34%	0.23%	0.64%	0.49%	0.68%
Nonperforming loans to total loans	0.25%	0.11%	0.60%	0.38%	0.67%
Nonperforming loans and OREO to total loans and OREO	0.41%	0.28%	0.79%	0.62%	0.91%
Allowance for loan and credit losses to total loans (excluding loans held for sale)	1.21%	1.13%	1.51%	1.36%	1.78%
Allowance for loan and credit losses to nonperforming loans	482.40%	1,010.41%	250.81%	357.89%	265.78%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed on nonaccrual status when it becomes 90 days past due. When a loan is placed on nonaccrual status, all accrued and unpaid interest on the loan is reversed and deducted from either earnings as a reduction of reported interest income for current year interest or against the allowance for interest accrued in a prior year.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When the issues relating to a nonaccrual loan are finally resolved, there may ultimately be an actual write-down or charge-off of the principal balance of the loan, which may necessitate additional charges to earnings. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to the borrower, or the reduction of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2017, 2016 and 2015 was immaterial due to the low level of nonaccrual loans during those periods.  OREO represents real property taken by the Company either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  Subsequent to acquisition at fair value, repossessed assets and OREO are carried at the lesser of cost or fair market value, less selling costs.  See Note 18 – Fair Value Measurements for additional discussion on the valuation of OREO assets.

Nonperforming assets increased  $4.6 million to $12.9 million at December 31, 2017, from $8.4 million at December 31, 2016.  The following table summarizes loans and nonperforming assets by type and market.

	2017					2016
				Total in	NPAs				Total in	NPAs
(in thousands)	Colorado	Arizona	Total	category	as a %	Colorado	Arizona	Total	category	as a %
Commercial	$5,619	$914	$6,533	$1,250,571	0.52%	$1,966	$236	$2,202	$1,217,732	0.18%
Real estate - mortgage	-	57	57	1,249,497	0.00%	-	269	269	1,171,123	0.02%
Construction & land	-	-	-	264,401	-%	657	-	657	174,451	0.38%
Consumer	1,275	-	1,275	282,149	0.45%	167	-	167	267,013	0.06%
Other loans	-	-	-	98,945	-%	-	-	-	103,786	-%
OREO and repossessed assets	4,903	176	5,079	5,079	NA	4,903	176	5,079	5,079	NA
Nonperforming assets	$11,797	$1,147	$12,944	$3,150,642	0.41%	$7,693	$681	$8,374	$2,939,184	0.28%

The Company’s OREO portfolio consisted of two properties at December 31, 2017.  The Company has entered into a contract to sell its largest OREO property, located in Colorado and comprising 97% of the overall OREO balance.  The Company does not expect a material gain or loss on the disposition of this property.  The Company has dedicated significant resources to the workout and resolution of nonaccrual loans and OREO, and continues to closely monitor the financial condition of its clients.

In addition to the nonperforming assets described above, the Company had 42 customer relationships considered by management to be potential problem loans with outstanding principal of approximately $27.7 million at December 31, 2017.  A potential problem loan is one as to which management has concerns about the borrower’s future performance under the terms of the loan contract.  These loans are current as to the principal and interest and, accordingly, are not included in the nonperforming asset categories. However, further deterioration may result in the loan being classified as nonperforming. The level of potential problem loans is factored into the determination of the adequacy of the allowance for loan losses.

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

	For the year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance of allowance for loan losses at beginning of period	$33,293	$40,686	$32,765	$37,050	$46,866
Charge-offs:
Commercial	(823)	(7,767)	(588)	(1,956)	(613)
Real estate - mortgage	-	-	(186)	(52)	(3,055)
Construction & land	-	-	(107)	(50)	(796)
Consumer	(99)	(37)	(130)	(453)	(122)
Other	-	-	(285)	(6)	(5)
Total charge-offs	(922)	(7,804)	(1,296)	(2,517)	(4,591)
Recoveries:
Commercial	1,025	1,284	239	373	1,035
Real estate - mortgage	186	31	1,112	435	1,099
Construction & land	1,039	1,165	1,155	1,519	1,399
Consumer	35	32	19	54	45
Other	-	-	272	6	1
Total recoveries	2,285	2,512	2,797	2,387	3,579
Net recoveries (charge-offs)	1,363	(5,292)	1,501	(130)	(1,012)
Provision for loan losses charged to operations	3,285	(2,101)	6,420	(4,155)	(8,804)
Balance of allowance for loan losses at end of period	$37,941	$33,293	$40,686	$32,765	$37,050

Ratio of net (recoveries) charge-offs to average loans	(0.04)%	0.19%	(0.06)%	0.01%	0.05%

Average loans outstanding during the period	$3,046,133	$2,793,516	$2,517,766	$2,259,265	$1,991,251

Additions to the allowance for loan losses, which are charged as expenses on our consolidated statements of income, are made periodically to maintain the allowances at the appropriate level, based on our analysis of the potential risk in the loan and commitment portfolios. Loans charged off, net of amounts recovered from previously charged off loans, reduce the allowance for loan losses. The amount of the allowance is a function of the levels of loans outstanding, the level of nonperforming loans, historical loan loss experience, amount of loan losses charged against the reserve during a given period and current economic conditions. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan and credit losses. We believe that our allowance for loan losses is adequate to cover anticipated loan losses. However, management may determine a need to increase the allowances for loan losses, or regulators, when reviewing the Bank’s loan and commitment portfolio in the future, may request the Bank increase such allowances. Either of these events could adversely affect our earnings. Further, there can be no assurance that actual loan losses will not exceed the allowances for loan losses.

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

The table below provides an allocation of the allowance for loan and credit losses by loan type; however, allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories:

	At December 31,
	2017		2016		2015		2014		2013
		Loans in		Loans in		Loans in		Loans in		Loans in
		category		category		category		category		category
		as a %		as a %		as a %		as a %		as a %
		of total		of total		of total		of total		of total
	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross	Amount of	gross
(in thousands)	allowance	loans	allowance	loans	allowance	loans	allowance	loans	allowance	loans
Commercial	$16,837	39.8%	$15,398	41.5%	$24,215	43.5%	$14,614	40.6%	$14,103	39.6%
Real estate - mortgage	12,690	39.7%	11,475	39.9%	10,372	37.6%	12,463	41.1%	14,919	43.2%
Construction & land	4,034	8.4%	1,997	6.0%	2,111	7.5%	2,316	7.6%	3,346	6.1%
Consumer	2,617	9.0%	2,803	9.1%	2,592	9.4%	2,329	8.7%	2,471	8.7%
Other	826	3.1%	945	3.5%	643	2.0%	488	2%	479	2.4%
Unallocated	937	-%	675	-%	753	-%	555	-%	1,732	-%
Total	$37,941	100.0%	$33,293	100.0%	$40,686	100.0%	$32,765	100.0%	$37,050	100.0%

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

The Company recorded a $3.2 million provision for loan losses during 2017 compared to a $2.1 million provision for loan losses reversal during 2016.  The provision for loan losses in 2017 was primarily a function of loan growth, while the negative provision in 2016 was due to improvement in the credit quality of the loan portfolio, loan loss recoveries and the release of a specific reserve on an impaired credit.  Nonperforming assets increased $4.6 million, or 54.6% to $12.9 million at December 31, 2017 from $8.4 million a year earlier.  The increase in nonperforming assets was due to nonaccrual loans, which increased but only represent 0.24% of the total loan portfolio.  The Company had charge-offs of $0.9 million and $7.8 million during 2017 and 2016, respectively.  The Company had recoveries of $2.3 million and $2.5 million in 2017 and 2016, respectively.  Although the Company continues to record charge-offs, management believes that its credit quality outlook remains favorable and that the Company’s allowance for loan and credit losses provides adequate coverage for probable loan and credit losses.  The allowance for loan and credit losses to total loans was 1.21% and 1.13% at December 31, 2017 and 2016, respectively.  The allowance for loan and credit losses to nonperforming loans was 482.4%  and 1,010.4% at December 31, 2017 and 2016, respectively.  It is possible management may determine a need to increase the allowance for loan and credit losses due to changes in the factors considered by management in evaluating the adequacy of the allowance for loan and credit losses.  Such determination could have an adverse effect in the level of future loan and credit loss provisions and the Company’s earnings.

Investments

The investment portfolio is primarily composed of residential MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government, with the majority of the portfolio either maturing or repricing within one to five years. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS and corporate debt securities. The corporate debt securities portfolio primarily consists of senior and subordinated debentures issued by the financial services industry.  None of the issuing institutions are in default nor have interest payments on the TPS been deferred.  Our investment strategies are reviewed in meetings of the ALCO.

Certain TPS and corporate debt securities held by the Company are subject to deduction from regulatory capital under the Corresponding Deduction Approach promulgated in Basel III.  As such, the Company expects its portfolio of TPS and corporate debt securities to decrease in future periods.

There were no security transfers between the available for sale and held to maturity categories during 2017.

Our goals with respect to the investment portfolio are to:

•	Maximize safety and soundness;
•	Provide adequate liquidity;
•	Maximize rate of return within the constraints of applicable liquidity requirements; and
•	Complement asset/liability management strategies.

The following table sets forth the book value (fair value on AFS securities and amortized cost on HTM securities) of our investment portfolio by type at the dates indicated.  See Note 3 – Investments for additional information.

	At December 31,			2017 vs 2016		2016 vs 2015
				Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
Mortgage-backed securities	$318,128	$319,978	$312,658	$(1,850)	(0.6)%	$7,320	2.3%
Trust preferred securities	32,704	48,244	56,607	(15,540)	(32.2)%	(8,363)	(14.8)%
Corporate debt securities	141,495	92,077	103,736	49,418	53.7%	(11,659)	(11.2)%
Municipal securities	36,970	38,723	27,350	(1,753)	(4.5)%	11,373	41.6%
Other investments	10,119	11,365	12,461	(1,246)	(11.0)%	(1,096)	(8.8)%
Total	$539,416	$510,387	$512,812	$29,029	5.7%	$(2,425)	(0.5)%

At December 31, 2017, investments represented 14.02% of total assets compared to 14.06%  at December 31, 2016.  Available for sale securities had a net unrealized gain of $2.7 million at December 31, 2017.

At December 31, 2017, the Company’s available for sale securities in a temporary unrealized loss position of $0.3 million consisted primarily of TPS.  The fair value of these securities is expected to recover as the securities approach their stated maturity or repricing date.

Other investments consist primarily of FHLB stock required to support a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  During 2017, other investments decreased $1.2  million due to net redemptions of FHLB stock.

The following table sets forth the book value,  maturity and approximate yield of the securities in our investment portfolio at December 31, 2017. Other investments include stock in the FHLB and the Federal Reserve Bank, which have no maturity date.  These investments have been included in the total column only.

	Maturity
	Within 1 year		1-5 years		5-10 years		Over 10 years		Total book value
(in thousands)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)	Amount	Yield %(1)
Mortgage-backed securities	$48	5.50%	$617	4.81%	$8,734	4.28%	$308,729	2.50%	$318,128	2.56%
Trust preferred securities	-	-%	-	-%	3,800	2.36%	28,904	4.86%	32,704	4.57%
Corporate debt securities	8,391	6.55%	98,969	4.88%	24,879	2.85%	9,256	2.39%	141,495	4.46%
Municipal securities	1,718	4.34%	25,557	3.93%	1,295	5.00%	8,400	4.86%	36,970	4.20%
Other investments	-	-%	-	-%	-	-%	2,174	3.90%	10,119	5.24%
Total	$10,157	6.17%	$125,143	4.69%	$38,708	3.19%	$357,463	2.76%	$539,416	3.34%

(1)	Yields have been adjusted to reflect a tax-equivalent basis where applicable.

Excluding securities issued by government-sponsored entities, the investment portfolio at December 31, 2017 did not include any single issuer for which the aggregate carrying amount exceeded 10% of shareholders’ equity.

Other Assets

The following table sets forth the values of our other miscellaneous assets at the dates indicated.

	At December 31,			2017 vs 2016		2016 vs 2015
				Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	$	Amount	%
Intangible assets, net	$726	$1,326	$1,926	$(600)	(45.2)%	$(600)	(31.2)%
Bank-owned life insurance	55,040	53,674	49,373	1,366	2.5%	4,301	8.7%
Premises and equipment, net	10,827	11,019	6,122	(192)	(1.7)%	4,897	80.0%
Accrued interest receivable	14,150	12,223	10,362	1,927	15.8%	1,861	18.0%
Deferred income taxes, net	13,114	19,901	22,221	(6,787)	(34.1)%	(2,320)	(10.4)%
Other real estate owned	5,079	5,079	5,079	-	-%	-	-%
Other	20,118	19,842	18,041	276	1.4%	1,801	10.0%
Total	$119,054	$123,064	$113,124	$(4,010)	(3.3)%	$9,940	8.8%

Intangible Assets.  Intangible assets primarily represent client relationship lists. The Company recognized $0.6 million of intangible asset amortization during the years ended December 31, 2017 and 2016.   Other than amortization, no other activity occurred in intangible assets during 2017 and 2016.

BOLI.    BOLI increased $1.4 million in 2017 to $55.0 million at December 31, 2017 due to growth in the cash surrender values of the underlying policies.  BOLI increased $4.3 million in 2016 to $53.7 million at December 31, 2016.  During 2016, the Company purchased additional policies of $3.2 million, had an increase of $1.3 million due to growth in the cash surrender values of the underlying policies and claims of $0.2 million

Deferred Income Taxes, Net. Deferred income taxes, net decreased $6.8 million in 2017 to $13.1 million at December 31, 2017.  The decrease was primarily from the remeasurement of the Company’s deferred tax assets and liabilities due to the reduction in the federal tax rate from the TCJA.  The remeasurement resulted in a $7.2 million reduction in the net deferred income tax asset.  Deferred income taxes decreased $2.3 million in 2016 to $19.9 million at December 31, 2016.  The decrease was primarily from the tax effect of the $7.4 million decrease in the allowance for loan losses in 2016.  Deferred income taxes are recorded using the enacted tax rates expected to apply to taxable income in the year the temporary differences are expected to be recovered or settled.  See Note 11 – Income Taxes for additional discussion of income taxes and deferred tax items.

Other Real Estate Owned.  During 2016 and 2017, the Company had no OREO activity.  At December 31, 2017, the Company held two properties, with one Colorado property comprising over 97% of the total OREO balance.  The Company has entered into a contract to sell the Colorado property and does not expect a material gain or loss on the disposition.

Other Assets.  Other assets increased $0.3 million during 2017 to $20.1 million at December 31, 2017.  In 2016,  other assets increased $1.8 million during 2016 to $19.8 million at December 31, 2016.    The increase was primarily due to a receivable from the Company’s landlord on reimbursement for leasehold improvements on the new executive office lease.  The reimbursement has been accounted for as an incentive and is being recognized as a reduction to rent over the lease term.

Deposits

Our primary source of funds has historically been customer deposits. We offer a variety of accounts for depositors, which are designed to attract both short- and long-term deposits. These accounts include CDs, money market accounts, savings accounts, checking accounts, and individual retirement accounts. We believe we receive a large amount of noninterest-bearing deposits because we provide customers the option of paying for treasury management services in cash or by maintaining additional noninterest-bearing account balances.  The Company’s noninterest-bearing deposits represented 46% and 42% of total deposits at December 31, 2017 and 2016, respectively.  Interest-bearing accounts earn interest at rates based on competitive market factors and our desire to increase or decrease certain types of maturities or deposits.

The Company views its reciprocal CDARS and ICS accounts as customer-related deposits.  The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $344.9 million and $327.8 million in CDARS and ICS accounts at December 31, 2017 and 2016, respectively.

The following tables present the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the periods indicated.

	For the year ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		average		average		average
	Average	interest	Average	interest	Average	interest
(in thousands)	balance	rate %	balance	rate %	balance	rate %
Money market	$907,280	0.27%	$842,870	0.27%	$758,389	0.28%
Interest-bearing demand	661,043	0.16%	604,799	0.15%	585,241	0.13%
Savings	20,632	0.05%	18,904	0.05%	18,015	0.06%
Certificates of deposit	138,078	0.39%	154,362	0.40%	175,482	0.42%
Total interest-bearing deposits	1,727,033	0.23%	1,620,935	0.24%	1,537,127	0.24%
Noninterest-bearing demand accounts	1,390,274	-%	1,239,819	-%	1,077,283	-%
Total deposits	$3,117,307	0.13%	$2,860,754	0.13%	$2,614,410	0.14%

Maturities of CDs of $100,000 and more at December 31, 2017, are as follows:

(in thousands)	Amount
Maturing in:
Three months or less	$40,417
Over three months through six months	18,289
Over six months through 12 months	30,115
2019	4,884
2020	1,648
2021	1,485
2022	347
Total	$97,185

Deposits overall increased $195.4 million or 6.5% and $288.1 million or 10.5% to $3.2 billion and $3.0 billion at December 31, 2017 and 2016, respectively.  The increase in deposits during 2017 was due to noninterest-bearing demand deposits which increased $191.2 million.

Short-Term Borrowings

Our short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, which generally mature within 90 days or less, and a line of credit with the FHLB typically used as an overnight borrowing source.

The following table sets forth information related to our short-term borrowings during the years ended December 31, 2017, 2016 and 2015. See the Liquidity and Capital Resources section below and Note 8 – Borrowed Funds for further discussion.

	At or for the year ended December 31,
(in thousands)	2017	2016	2015
Federal funds purchased
Balance at end of period	$4,640	$-	$-
Average balance outstanding for the period	1,473	2,038	1,250
Maximum amount outstanding at any month end during the period	4,640	16,443	7,841
Weighted average interest rate for the period	1.15%	0.68%	0.32%
Weighted average interest rate at period end	1.70%	-%	-%
FHLB overnight advances
Balance at end of period	$73,000	$106,230	$132,000
Average balance outstanding for the period	107,270	82,803	61,078
Maximum amount outstanding at any month end during the period	335,000	235,000	132,000
Weighted average interest rate for the period	1.07%	0.55%	0.29%
Weighted average interest rate at period end	1.47%	0.72%	0.48%
Securities sold under agreement to repurchase
Balance at end of period	$52,959	$27,639	$47,459
Average balance outstanding for the period	59,625	45,967	57,280
Maximum amount outstanding at any month end during the period	69,863	71,014	68,613
Weighted average interest rate for the period	0.06%	0.06%	0.06%
Weighted average interest rate at period end	0.06%	0.07%	0.06%

The following tables contain supplemental information on securities sold under agreements to repurchase during the years ended December 31, 2017, 2016 and 2015.  The Company uses Customer Repurchases as a way to enhance our customers' interest-earning ability.  We do not consider Customer Repurchases to be a wholesale funding source but rather an additional treasury management service provided to our customer base.

	Average balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2017	$50,093	$64,181	$65,032	$59,035
2016	46,615	34,754	57,400	44,985
2015	54,707	61,626	60,687	52,090

	Ending balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2017	$59,825	$69,203	$60,335	$52,959
2016	39,141	37,908	52,114	27,639
2015	58,814	58,328	62,182	47,459

	Highest monthly balance for quarter ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Year
2017	$59,825	$69,863	$68,410	$61,864
2016	51,225	37,908	71,014	56,709
2015	59,920	68,613	62,182	53,014

Long-Term Debt

The following table sets forth information relating to our subordinated debentures and notes payable.

	At December 31,
(in thousands)	2017	2016
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619
CoBiz Capital Trust II	30,928	30,928
CoBiz Capital Trust III	20,619	20,619
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable ($60,000 face amount)	$59,195	$59,111

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

	For the year ended December 31,			2017 vs 2016		2016 vs 2015
				Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
INCOME STATEMENT DATA
Interest income	$143,187	$127,782	$121,266	$15,405	12.1%	$6,516	5.4%
Interest expense	12,613	11,731	9,590	882	7.5%	2,141	22.3%
Net interest income before provision for loan losses	130,574	116,051	111,676	14,523	12.5%	4,375	3.9%
Provision for loan losses	3,285	(2,101)	6,420	5,386	256.4%	(8,521)	(132.7)%
Net interest income after provision for loan losses	127,289	118,152	105,256	9,137	7.7%	12,896	12.3%
Noninterest income	34,001	34,160	30,667	(159)	(0.5)%	3,493	11.4%
Noninterest expense	107,894	105,231	100,177	2,663	2.5%	5,054	5.0%
Income before taxes	53,396	47,081	35,746	6,315	13.4%	11,335	31.7%
Provision for income taxes	20,478	12,182	9,606	8,296	68.1%	2,576	26.8%
Net income from continuing operations	32,918	34,899	26,140	(1,981)	(5.7)%	8,759	33.5%
Net loss from discontinued operations, net of tax	-	-	(71)	-	-%	71	100.0%
Net income	$32,918	$34,899	$26,069	$(1,981)	(5.7)%	$8,830	33.9%

Basic earnings per common share	$0.79	$0.84	$0.63
Diluted earnings per common share	$0.78	$0.84	$0.62
Cash dividends declared per common share	$0.21	$0.19	$0.17

Earnings Performance. Net income for the year ended December 31, 2017 was $32.9 million, a 5.7% decrease from $34.9 million in 2016.  The decrease in net income was due to a $7.2 million increase in tax expense as a result of the TCJA. The increase to tax expense also reduced the return on average assets and equity.  Return on average assets decreased to 0.87% for 2017 compared to 1.02% in 2016.  Return on average shareholders’ equity decreased to 10.27% from 12.15% in 2016.

Net income for the year ended December 31, 2016 was $34.9 million, a 33.9% increase from $26.1 million in 2015.  Return on average assets increased to 1.02% in 2016 compared to 0.83% a year earlier.  Return on average shareholders’ equity also increased in 2016 to 12.15% from 8.77% in 2015.  The financial improvement in 2016 was due to an increase in net interest income of $4.4 million and a decrease of $8.5 million in the provision for loan losses in 2016 over 2015.

Earnings per common share on a diluted basis for the year ended December 31, 2017, 2016 and 2015,  was $0.78, $0.84 and $0.62, respectively.

Net Interest Income. The largest component of our net income is our net interest income. NII is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in NII result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to NII divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The majority of our assets are interest-earning and our liabilities are interest-bearing.  Accordingly, changes in interest rates may impact our net interest margin. The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in one month Libor and the the prime rate, the underlying indeces for most of the floating-rate loans issued by the Company.  The target federal funds rate was held at a range of 0-25 basis points between December 2008 and December 2015.  On December 17, 2015, the FOMC increased the target rate to 25-50 basis points, the first increase since June 2006.  The target rate was increased another 100 basis points between 2016-2017 and is at a range of 125-150 basis at December 31, 2017.  As the Company is asset sensitive, low rates negatively impact the Company’s earnings and NIM and the Company benefits as the target rate increases.

The following table presents, for the periods indicated, certain information related to our average asset and liability structure and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.  NII and NIM are presented on a taxable-equivalent basis to recognize the income tax savings when comparing taxable and tax-exempt assets.  The taxable-equivalent NII and NIM in the following table were computed using the applicable state tax rate and a 35.0% federal tax rate.  Beginning in 2018, the taxable-equivalent NII and NIM will be calculated using a 21.0% federal tax rate due to the enactment of the TCJA.  Assuming no other changes, NII and NIM will be reduced in future periods due to the decrease in the federal income tax rate.

	For the year ended December 31,
	2017			2016			2015
		Interest	Average		Interest	Average		Interest	Average
	Average	earned	yield or	Average	earned	yield or	Average	earned	yield or
(in thousands)	balance	or paid	cost (3)	balance	or paid	cost (3)	balance	or paid	cost (3)
Assets
Federal funds sold and other	$22,000	$248	1.13%	$32,437	$166	0.51%	$24,142	$58	0.24%
Investment securities (1)	557,576	15,376	2.76%	483,328	13,412	2.77%	499,219	13,935	2.79%
Loans (1)(2)	3,046,133	136,542	4.48%	2,793,516	121,735	4.36%	2,517,766	112,994	4.49%
Total interest-earning assets	$3,625,709	$152,166	4.20%	$3,309,281	$135,313	4.09%	$3,041,127	$126,987	4.18%

Noninterest-earning assets	141,130			126,422			108,183
Total assets	$3,766,839			$3,435,703			$3,149,310

Liabilities and Shareholders' Equity
Deposits
Money market	$907,280	$2,430	0.27%	$842,870	$2,298	0.27%	$758,389	$2,102	0.28%
Interest-bearing demand	661,043	1,038	0.16%	604,799	934	0.15%	585,241	789	0.13%
Savings	20,632	11	0.05%	18,904	10	0.05%	18,015	10	0.06%
Certificates of deposit
Reciprocal	40,013	75	0.19%	43,728	81	0.19%	45,187	99	0.22%
Under $100	18,773	68	0.36%	20,684	77	0.37%	22,687	90	0.40%
$100 and over	79,292	397	0.50%	89,950	454	0.50%	107,608	550	0.51%
Total interest-bearing deposits	$1,727,033	$4,019	0.23%	$1,620,935	$3,854	0.24%	$1,537,127	$3,640	0.24%
Other borrowings
Securities sold under agreements to repurchase	59,625	36	0.06%	45,967	28	0.06%	57,280	36	0.06%
Other short-term borrowings	108,743	1,169	1.08%	84,841	466	0.55%	62,328	178	0.29%
Long-term debt	131,318	7,389	5.63%	131,236	7,383	5.63%	102,884	5,736	5.58%
Total interest-bearing liabilities	$2,026,719	$12,613	0.62%	$1,882,979	$11,731	0.62%	$1,759,619	$9,590	0.55%
Noninterest-bearing demand accounts	1,390,274			1,239,819			1,077,283
Total deposits and interest-bearing liabilities	3,416,993			3,122,798			2,836,902
Other noninterest-bearing liabilities	29,468			25,578			15,228
Total liabilities	3,446,461			3,148,376			2,852,130
Total equity	320,378			287,327			297,180
Total liabilities and equity	$3,766,839			$3,435,703			$3,149,310
Net interest income - taxable equivalent		$139,553			$123,582			$117,397
Net interest spread			3.58%			3.47%			3.63%
Net interest margin			3.85%			3.73%			3.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	178.90%			175.75%			172.83%

(1)	Interest earned has been adjusted to reflect tax-exempt assets on a fully taxable-equivalent basis.
(2)	Loan fees included in interest income were $5.8 million, $6.0 million and $5.7 million in 2017, 2016 and 2015, respectively. Nonaccrual loans are included in average loans outstanding.
(3)	Yields have been adjusted to reflect a taxable-equivalent basis where applicable.

The following table illustrates, for the periods indicated, the changes in the levels of interest income and interest expense attributable to changes in volume or rate. Changes in net interest income due to both volume and rate have been included in the changes due to rate column.

	2017 vs 2016			2016 vs 2015
	Increase (decrease)			Increase (decrease)
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets
Federal funds sold and other	$(53)	$135	$82	$20	$88	$108
Investment securities	2,060	(96)	1,964	(444)	(79)	(523)
Loans	11,008	3,799	14,807	12,375	(3,634)	8,741
Total interest-earning assets	$13,015	$3,838	$16,853	$11,951	$(3,625)	$8,326

Interest-bearing liabilities
Money market deposits	$176	$(44)	$132	$234	$(38)	$196
Interest-bearing demand	87	17	104	26	119	145
Savings deposits	1	-	1	-	-	-
Certificates of deposit	(68)	(4)	(72)	(101)	(26)	(127)
Other borrowings
Securities sold under agreements to repurchase	8	-	8	(7)	(1)	(8)
Other short-term borrowings	131	572	703	64	224	288
Long-term debt	5	1	6	1,581	66	1,647
Total interest-bearing liabilities	$340	$542	$882	$1,797	$344	$2,141
Net increase (decrease) in net interest income - taxable equivalent	$12,675	$3,296	$15,971	$10,154	$(3,969)	$6,185

Average interest-earning assets increased $316.4 million to $3.63 billion at December 31, 2017, primarily due to an increase of $252.6 million in the loan portfolio and $74.2 million in the investment portfolio.  Taxable-equivalent net interest income grew $16.0 million due to the growth in the loan portfolio.  The yield on earning assets increased 11 basis points, from 4.09% to 4.20% in 2017, primarily due to a 12 basis point increase in the yield on the loan portfolio.

Average interest-bearing liabilities increased $143.7 million during 2017 to $2.03 billion.  The increase was due to a $106.1 million increase in interest-bearing deposits and a $37.6 million increase in Customer Repurchases and short-term borrowings. The average cost of liabilities was 0.62% in both 2017 and 2016.  Although the cost of short-term borrowings increased 53 basis points in 2017 due to the increase in the target federal funds rate, the overall cost of deposits remained stable at 13 basis points in both 2017 and 2016.

Average interest-earning assets increased $268.2 million to $3.31 billion at December 31, 2016.  The loan portfolio increased $275.8 million in 2016, while the investment portfolio declined $15.9 million, the sixth consecutive year the investment portfolio has declined.  Taxable-equivalent net interest income grew $6.2 million due to the growth in interest-earning assets, primarily in the loan portfolio.  In addition, net interest income included 366 days in 2016 due to the leap year, compared to 365 days in 2015.  The yield on earning assets declined nine basis points, from 4.18% to 4.09% in 2016, primarily due to a lower yield on the loan portfolio.  In October 2016, the Company entered into two interest-rate swaps to hedge the cash flows on a portion of its LIBOR-based loan portfolio.  The swaps have a weighted average term of six years and a combined notional value of $100.0 million.  The Company pays a variable rate based on 1-month LIBOR and receives a weighted average fixed-rate of 1.20%.

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

The Company has executed a series of interest-rate swap transactions designated as cash flow hedges. The swaps fix the effective interest rate for payments due on the junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-

based floating rate debt.  The weighted average interest rate paid (fixed-rate) was 5.44%, 5.44% and 5.48% in 2017, 2016 and 2015, respectively.  The decline in the rate during 2016 was due to the maturity of a swap in early 2015 with a fixed-rate of 6.04% that was replaced with a new swap with a fixed-rate of 4.99%.  The remaining contractual maturities of the swaps vary between 2 and 6 years.  Certain terms of the cash flow hedges are as follows:

(in thousands)	Notional amount	Fixed-rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Provision and Allowance for Loan Losses.  The following table presents provision for loan losses for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,			2017 vs 2016		2016 vs 2015
				Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount %		Amount %
Provision for loan losses	$3,285	$(2,101)	$6,420	$5,386	256.4%	$(8,521)	(132.7)%

The Company recorded a loan loss provision of $3.3 million, ($2.1) million, and $6.4 million during 2017, 2016, and 2015, respectively.  The increase in the provision for loan losses in 2017 was primarily due to loan growth, an additional allowance segmentation on a pool of investor office loans within the Denver market and an increase in classified loans.  Partially offsetting these items were net recoveries of $1.36 million.

The decrease in the provision for loan losses in 2016 was primarily due to the reversal of a $2.3 million specific reserve on an impaired credit, recoveries of $2.5 million and a decrease in multi-family lending, a category with a higher reserve allocation.  Partially offsetting these items were loan growth and a $6.8 million increase in classified loans in 2016.

Nonperforming loans to total loans were 0.25%, 0.11%, and 0.60% at December 31, 2017, 2016 and 2015, respectively.   At December 31, 2017, the allowance for loan and credit losses was $37.9 million or 1.21% of total loans compared to $33.3 million or 1.13% of total loans at December 31, 2016.

Noninterest Income. The following table presents noninterest income for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,			2017 vs 2016		2016 vs 2015
NONINTEREST INCOME				Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
Service charges	$6,624	$6,059	$5,862	$565	9.3%	$197	3.4%
Investment advisory income	6,220	5,714	5,832	506	8.9%	(118)	(2.0)%
Insurance income	13,181	12,568	12,047	613	4.9%	521	4.3%
Other income	7,976	9,819	6,926	(1,843)	(18.8)%	2,893	41.8%
Total noninterest income	$34,001	$34,160	$30,667	$(159)	(0.5)%	$3,493	11.4%

Service Charges.  Deposit service charges primarily consist of fees earned from our treasury management services. Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits. Fees earned from treasury management services will fluctuate based on the number of customers using the services and from changes in U.S. Treasury rates which are used as a benchmark for the earnings credit rate. Other miscellaneous deposit charges are transactional by nature and may not be consistent period over period.  As the earnings credit rate increases, the amount of cash fees paid for service charges decreases.  In the fourth quarter of 2016, the Company evaluated and increased the rates assessed for treasury management services which increased 2017 income.

Investment Advisory Income.  Investment advisory income increased $0.5 million or 8.9% to $6.2 million for the year ended December 31, 2017.  For the year ended December 31, 2016, advisory income decreased $0.1 million or 2.0% to $5.7 million compared to 2015.  Revenue from this source is generally a function of the value of Assets Under Management (AUM) on the last day of each quarter.  Discretionary AUM at December 31, 2017 and 2016 were $974.3 million and $844.5 million, respectively. Average AUM was $908.7 million, $831.8 million and $876.0, in 2017, 2016 and 2015, respectively.  Revenue from investment  advisory income benefits from market appreciation and is negatively impacted from market depreciation.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C. Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  For the years ended December 31, 2017, 2016, and 2015, insurance revenue was composed of the following:

	2017	2016	2015
Benefits consulting	62.3%	58.7%	54.6%
Property and casualty	37.7%	41.3%	45.4%

Growth in benefits consulting was the primary cause of the $0.6 million increase in insurance income in 2017.  In 2015 and 2016, the average P&C rate for the industry declined.  As our revenue is typically derived as percentage of the premium, this negatively impacted revenue.  At the same time, the Company’s benefits consulting division has continued to grow.  The combination of these two factors has caused the shift in the percentage of revenue in the table above.

Other Income.  Other income is composed of changes in the cash surrender value of BOLI, earnings on other investments, loan and commitment fees, merchant and bankcard fees, customer swap fees, wire transfer fees, foreign exchange fees and safe deposit income.

Other income decreased $1.8 million to $8.0 million during the year ended December 31, 2017, compared to a $2.9 million increase to $9.8 million during the year ended December 31, 2016.  The decrease in 2017 is due to a $1.2 million decrease in income from other investments and a $0.5 million decrease in customer swap fees.  Other investments consist primarily of funds licensed as Small Business Investment Companies.  The Company’s income from these funds will vary based on transactions occurring within the funds.

Other income increased $2.9 million to $9.8 million during the year ended December 31, 2016, compared to a $1.5 million increase to $6.9 million during the year ended December 31, 2015.  The increase in 2016 is due to a $1.2 million increase in income from other investments and a $1.0 million increase in customer swap fees.

Noninterest Expense.  The following table presents noninterest expense for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,			2017 vs 2016		2016 vs 2015
NONINTEREST EXPENSES				Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
Salaries and employee benefits	$75,088	$71,471	$69,526	$3,617	5.1%	$1,945	2.8%
Occupancy expenses, premises and equipment	14,665	14,966	13,079	(301)	(2.0)%	1,887	14.4%
Amortization of intangibles	600	600	600	-	-%	-	-%
FDIC and other assessments	1,310	1,692	1,813	(382)	(22.6)%	(121)	(6.7)%
Net gain on securities, other assets and other real estate owned	(507)	(121)	(369)	(386)	(319.0)%	248	67.2%
Other expense	16,738	16,623	15,528	115	0.7%	1,095	7.1%
Total noninterest expense	$107,894	$105,231	$100,177	$2,663	2.5%	$5,054	5.0%

Our efficiency ratio on a taxable equivalent basis was 62.46% for the year ended December 31, 2017, compared to 66.8% and 67.9% for 2016 and 2015, respectively (see non-GAAP reconciliation included in

Item 6. Selected Financial Data).  The efficiency ratio is a measure of the Company’s overhead, measuring the percentage of each dollar of income that is paid in operating expenses.  In 2017 the Company was successful in improving its operating leverage by growing net interest income while limiting the growth in expenses.  The Company maintains its goal of reducing the efficiency ratio over the next few years and is committed to exploring cost-reduction strategies.  However, assuming no other changes, the TCJA will cause the efficiency ratio to increase in 2018 due to the reduction in taxable-equivalent net interest income discussed above.  Further increases in the federal funds target rate by the FOMC would benefit the Company’s net interest income and efficiency ratio.

Salaries and Employee Benefits. The Company’s full-time equivalent employee base at the end of 2017 was 538 compared to 533 in 2016.

Salaries and employee benefits increased $3.6 million or 5.1% during the year ended December 31, 2017.  Contributing to the increase in 2017 was a $2.1 million increase in salaries and a $1.4 million increase in bonus expense.  Salaries increased due to the annual cost of living and merit increases effective in the second quarter of 2017 and the increase in full-time equivalent employees.

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

Occupancy Expenses, Premises and Equipment.  Occupancy expenses consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  Occupancy costs decreased $0.3 million or 2.0% during the year ended December 31, 2017 compared to 2016.  In January 2016, the Company signed a new lease agreement for its principal executive offices and recognized seven months of expense related to the lease in 2016, in addition to a full year of expense on the former principal executive office lease that terminated on December 31, 2016.  The transition cost of maintaining leases on two locations did not reocurr in 2017.  Occupancy costs increased $1.9 million or 14.4% during the year ended December 31, 2016 compared to 2015.  The increase in 2016 was due to the cost of maintaining leases on two locations for part of 2016.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the FDIC-insured institutions and by Colorado chartered banks.  The assessments by the FDIC and the Colorado Division of Banking are based on statutory and risk classification factors.  The decrease in 2017 and 2016 was due to a statutory reduction in assessment rates in the second half of 2016.

Net Gain on Securities, Other Assets and Other Real Estate Owned. The Company recognized gains on securities, other assets and OREO of $0.5 million, $0.1 million and $0.4 million in 2017, 2016 and 2015, respectively.  Net gains on securities for the years presented were primarily from securities called/redeemed.

Other Expense. Other operating expenses increased $0.1 million and $1.1 million, in 2017 and 2016, respectively.  The increase in 2016 was partially due to an increase in professional service costs related to the Company’s process and efficiency evaluations conducted in 2016.  The Company has continued to see an increase in expenses in this area due to ongoing regulatory compliance and information technology projects.

Federal Income Taxes. The effective tax rate was 38.4%, 25.9%, and 26.9% for 2017, 2016, and 2015, respectively.  The increase in the effective tax rate in 2017 was due to a $7.2 million increase to tax expense from the remeasurement of the Company’s deferred tax assets and liabilities as a result of the TCJA.  The decrease in the corporate tax rate from 35.0% to 21.0% is expected to reduce the Company’s effective tax rate in 2018.

Permanent differences, primarily arising from changes in the cash surrender value of BOLI and tax-exempt income are the primary activities impacting the effective tax rate in each year.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines, and Corporate Support and Other.  See Note 19 – Segments for additional discussion regarding segments.  Certain financial metrics of each segment are presented below.

Commercial Banking.

	Commercial Banking			2017 vs 2016		2016 vs 2015
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
Income Statement
Net interest income	$137,580	$122,976	$115,949	$14,604	11.9%	$7,027	6.1%
Provision for loan losses	3,425	(1,816)	6,837	5,241	288.6%	(8,653)	(126.6)%
Noninterest income	13,811	14,050	11,427	(239)	(1.7)%	2,623	23.0%
Noninterest expense	34,116	38,159	37,849	(4,043)	(10.6)%	310	0.8%
Provision for income taxes	41,866	32,606	27,679	9,260	28.4%	4,927	17.8%
Net income before management fees and overhead allocations	71,984	68,077	55,011	3,907	5.7%	13,066	23.8%
Management fees and overhead allocations, net of tax	32,982	27,912	25,225	5,070	18.2%	2,687	10.7%
Net income	$39,002	$40,165	$29,786	$(1,163)	(2.9)%	$10,379	34.8%

The Commercial Banking segment reported net income of $39.0 million and $40.2 million during 2017 and 2016, respectively. Volume increases in our interest earning assets and an increase in yield were the primary reasons for the increase in net interest income.  Average loans increased $252.6 million and the yield on interest-earning assets increased 11 basis points in 2017.  The growth in the loan portfolio also resulted in an increase to our provision for loan losses, which increased $5.2 million in 2017 over 2016.  Noninterest expense decreased $4.0 million in 2017 compared to 2016, partially due to a decline in occupancy costs associated with the Company’s move to a new headquarters location in 2016.  In addition, certain centralized expenses included in the Commercial Banking segment in 2016 were moved to the Corporate Support segment in 2017.  The provision for income taxes increased $9.3 million in 2017 compared to 2016 due to higher pre-tax income and the impact of the TCJA.

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

Fee-Based Lines.

	Fee-Based Lines			2017 vs 2016		2016 vs 2015
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
Income Statement
Net interest income	$(12)	$(23)	$(42)	$11	47.8%	$19	45.2%
Noninterest income	19,401	18,282	17,879	1,119	6.1%	403	2.3%
Noninterest expense	17,248	17,422	16,331	(174)	(1.0)%	1,091	6.7%
Provision for income taxes	1,269	372	643	897	241.1%	(271)	(42.1)%
Net income before management fees and overhead allocations	872	465	863	407	87.5%	(398)	(46.1)%
Income from discontinued operations	-	-	(71)	-	-%	71	100.0%
Management fees and overhead allocations, net of tax	1,269	1,673	1,334	(404)	(24.1)%	339	25.4%
Net income (loss)	$(397)	$(1,208)	$(542)	$811	67.1%	$(666)	(122.9)%

During the first quarter of 2015, the Company ceased operations of GMB, a provider of investment banking services that was a component of the Fee-Based Lines segment.  The decision was based in part by  increasing regulatory compliance costs related to maintaining GMB’s broker-dealer license and earnings volatility which was highly dependent on deal volume.  Results for GMB for 2015 have been reclassified as discontinued operations.  See Note 2 – Discontinued Operations for additional discussion.

Net loss in the Fee-Based Lines segment decreased $0.8 million in 2017 compared to 2016.  An increase in noninterest income of $1.1 million, while noninterest expense remained relatively flat, was the primary reason for the improvement.  The increase in tax expense from the TCJA also impacted the Fee-Based Lines, increasing tax expense by $0.5 million.  Absent the increase in tax expense from the TCJA,  the segment would have reported a positive net income.

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

Corporate Support and Other.

	Corporate Support and Other			2017 vs 2016		2016 vs 2015
	Year ended December 31,			Increase (decrease)		Increase (decrease)
(in thousands)	2017	2016	2015	Amount	%	Amount	%
Income Statement
Net interest income	$(6,994)	$(6,902)	$(4,231)	$(92)	(1.3)%	$(2,671)	(63.1)%
Provision for loan losses	(140)	(285)	(417)	145	50.9%	132	31.7%
Noninterest income	789	1,828	1,361	(1,039)	(56.8)%	467	34.3%
Noninterest expense	56,530	49,650	45,997	6,880	13.9%	3,653	7.9%
Benefit for income taxes	(22,657)	(20,796)	(18,716)	(1,861)	(8.9)%	(2,080)	(11.1)%
Net loss before management fees and overhead allocations	(39,938)	(33,643)	(29,734)	(6,295)	(18.7)%	(3,909)	(13.1)%
Management fees and overhead allocations, net of tax	(34,251)	(29,585)	(26,559)	(4,666)	(15.8)%	(3,026)	(11.4)%
Net loss	$(5,687)	$(4,058)	$(3,175)	$(1,629)	(40.1)%	$(883)	(27.8)%

The Corporate Support and Other segment consists of activities of the Parent; non-production, back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, audit and compliance, information technology, Special Assets Group, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually.  Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as the nonemployee overhead operating costs not directly associated with another segment.

For the year ended December 31, 2017, the segment reported a net loss of $5.7 million, an increase of $1.6 million from 2016.  Lower noninterest income was due to the earnings on the Company’s investments in mezzanine funds, which decreased in 2017 compared to 2016.  Continued investment in the operational redesign of the Company’s credit process, business intelligence and other consulting services resulted in an increase in noninterest expense during 2017.

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

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities and calls of investments and prepayments from mortgage-backed securities.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the FRB.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $80.2 million at December 31, 2017, compared to $96.1 million at December 31, 2016.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio increased to 97.5% at December 31, 2017, from 96.8% at December 31, 2016.  At December 31, 2017 and 2016, the Company had $77.6 million and $106.2 million in outstanding wholesale borrowings, respectively.  Average wholesale borrowings were $108.7 million and $84.8 million during the years ended December 31, 2017 and 2016.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At December 31, 2017, the Bank has approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $180.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.

Available funding through correspondent lines and the FHLB at December 31, 2017, totaled $709.2 million or 19.2% of the Company’s earning assets.  Available funding consisted of  $180.0 million of federal fund lines and $529.2 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a one day rest period after a specified number of consecutive days of accessing the lines. The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The Company also maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at December 31, 2017.  The line of credit has a one year term and matures in May 2018.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years.  In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  At December 31, 2017, the Bank was not otherwise restricted in its ability to pay dividends to the holding company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its Fee-Based Lines, and upon the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors (see Note 17 – Regulatory Matters).  The holding company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At December 31, 2017, the Company had a liquidity position that exceeds the policy limit, and we believe the Company has the ability to continue paying dividends.

Net loss from discontinued operations for the year ended December 31, 2015 was $0.1 million, which reasonably approximated the cash flows of those operations not separately stated in the Company’s consolidated statements of cash flows.

Shareholders’ equity was $329.3 million and $302.3 million at December 31, 2017 and 2016, respectively.  Changes in shareholders’ equity are due to the following:

	For the year ended December 31,
(in thousands)	2017	2016
Beginning balance	$302,310	$273,536
Stock-based compensation	3,093	3,213
Options and restricted stock, net	455	1,227
Dividends paid-common	(8,785)	(7,858)
Other comprehensive loss, net of tax	(707)	(2,717)
Other	-	10
Net income	32,918	34,899
Ending balance	$329,284	$302,310

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

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At December  31, 2017, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At December  31, 2017, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

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

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at December 31, 2017:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Federal funds purchased (1)	$4,640	$-	$-	$-	$4,640
FHLB overnight funds purchased (1)	73,000	-	-	-	73,000
Repurchase agreements (1)	52,959	-	-	-	52,959
Operating lease obligations	5,493	8,232	4,718	11,998	30,441
Long-term debt obligations (2)(3)	7,274	13,289	10,100	141,939	172,602
Total contractual obligations	$143,366	$21,521	$14,818	$153,937	$333,642

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.

(2)

Principal repayment of the $72.2 million in junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest of $14.8 million on the junior subordinated debentures is calculated at the fixed-rate associated with the applicable hedging instrument through the instrument maturity date (see Note 10 - Derivatives) and is reported in the “due within” categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable-rate applicable to the junior subordinated debentures as of the date of this report is 3.90% and ranges from 3.14% to 4.55%.

(3)

Principal repayment of the $60.0 million in Notes issued in June 2015 is assumed to be at the contractual maturity, currently beyond five years. Interest of $25.6 million on the Notes is calculated at an annual fixed-rate of 5.625% through June 2025 and is reported in the “due within” categories during which the interest expense is expected to be incurred. From June 25, 2025 to maturity on June 25, 2030, the Notes will bear interest at a floating rate equal to 3-month LIBOR plus 317 basis points. No estimate of interest payments during the floating rate period is included in the preceding table.

The contractual amount of the Company's financial instruments with off-balance sheet risk, expiring by period at December 31, 2017, is presented below:

		After one but	After three
	Within	within three	but within	After
(in thousands)	one year	years	five years	five years	Total
Unfunded loan commitments	$625,681	$306,820	$57,277	$47,995	$1,037,773
Standby letters of credit	28,489	1,399	-	44	29,932
Commercial letters of credit	100	-	-	-	100
Unfunded commitments for unconsolidated investments	5,916	-	-	-	5,916
Company guarantees	2,994	-	200	1,055	4,249
Total commitments	$663,180	$308,219	$57,477	$49,094	$1,077,970

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

Approximately $52.8 million of total commitments at December 31, 2017 represent commitments to extend credit at fixed-rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest-rate swap agreements under which it is required to either receive or pay cash to a counterparty depending on changes in interest rates. The interest-rate swaps are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates at the balance sheet date. Interest-rate swaps recorded on the consolidated balance sheet at December 31, 2017, do not represent amounts that will ultimately be received or paid under the contract and are therefore excluded from the table above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. Interest sensitivity changes during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by ALCO, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings.  ALCO also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact of changes in interest rates on net interest income under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our net interest income (NII) and economic value of equity (EVE). The interest rate scenario presented in the table includes interest rates at December 31, 2017, as adjusted by rate changes upward of up to 200 basis points.  The downward movement analysis was limited to a 100 basis point change.

	Net interest income
Change in market interest rates	12 months	24 months	EVE
-100 basis points immediately	(7.9)%	(12.0)%	(15.4)%
+100 basis points immediately	5.0%	9.4%	10.0%
+200 basis points immediately	8.5%	16.3%	17.7%

-100 basis points ramped over next 12 months	(3.2)%	(10.0)%
+100 basis points ramped over next 12 months	2.2%	7.5%
+200 basis points ramped over next 12 months	3.3%	13.0%

There are two NII simulations presented, the first being an instantaneous or immediate shock to the yield curve in a parallel fashion down 100 basis points and up 100 and 200 basis points and and the second being a 12 month ramp of the yield curve in a parallel fashion down 100 basis points and up 100 and 200 basis points.  Consequently, the sensitivity in the year 1 ramped simulation is less than the immediate simulation since the rate movements are applies incrementally over the course of the first year.  The NII sensitivity analysis presented includes assumptions that (i) the yield curve used throughout the NII simulation is static as opposed to using implied forward rates; (ii) loan repricing spreads are based on actual originations of new loans over the past year; (iii) deposit average lives and repricing betas are based on a multi-year historical study; (iv) loan prepayment speeds are approximations; and (v) no balance sheet growth is assumed.  However, we do assume that a portion of our DDA accounts with balances exceeding $250,000 are “surge” balances, or balances that are at risk of leaving the bank and/or moving into more expensive deposit types if interest rates return to higher historical averages.  Further, the analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

Our results of operations depend significantly on net interest income. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on net interest income, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in net interest income in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in net interest income in periods of rising interest rates. At December 31, 2017, our cumulative interest rate gap was a positive 43.2%. Therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased net interest income, while a decline in interest rates is likely to result in decreased net interest income. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of net interest income and the balance sheet.

The following table sets forth our interest-earning assets and interest-bearing liabilities by contractual or estimated maturity and the resulting interest rate gap of at December 31, 2017. Actual prepayment and withdrawal experience may vary significantly from the assumptions reflected in the table. For information on the fair value of our interest-earning assets and interest-bearing liabilities see Note 18 – Fair Value Measurements.

	Estimated maturity at December 31, 2017
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Interest-earning assets:
Interest bearing deposits and federal funds sold	$1,445	$-	$-	$1,445
Fixed-rate loans, gross	553,370	328,392	853,656	1,735,418
Floating-rate loans, gross	154,895	603,823	651,427	1,410,145
Investment securities held to maturity and available for sale	10,157	125,143	393,997	529,297
Total interest-earning assets	$719,867	$1,057,358	$1,899,080	$3,676,305

Interest-bearing liabilities:
Interest-bearing demand	$14,538	$119,324	$604,072	$737,934
Money market	70,838	752,478	52,620	875,936
Savings	1,083	3,870	16,500	21,453
Time deposits under $100	10,936	5,887	2,239	19,062
Time deposits $100 and over	59,732	29,795	7,658	97,185
Securities sold under agreements to repurchase	52,959	-	-	52,959
Other short-term borrowings	77,640	-	-	77,640
Subordinated notes payable	-	-	59,195	59,195
Subordinated debentures	-	-	72,166	72,166
Total interest-bearing liabilities	$287,726	$911,354	$814,450	$2,013,530

Interest rate gap	$432,141	$146,004	$1,084,630	$1,662,775

Cumulative interest rate gap	$432,141	$578,145	$1,662,775

Cumulative interest rate gap to total assets	11.24%	15.03%	43.23%

To manage the relationship of our interest-earning assets and liabilities, we evaluate the following factors: liquidity, anticipated prepayment rates, portfolio maturities, maturing assets and maturing liabilities. ALCO is responsible for establishing procedures that enable us to achieve our goals while adhering to prudent banking practices and existing loan and investment policies.

The following table presents loans by maturity in each major category of our portfolio at December 31, 2017. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are evaluated in the same manner as new credit applications.

	At December 31, 2017
	Less than	One to	Over
(in thousands)	one year	five years	five years	Total
Commercial	$346,358	$376,982	$527,231	$1,250,571
Real estate - mortgage	189,521	412,884	647,092	1,249,497
Construction & land	132,165	95,174	37,062	264,401
Consumer	36,912	29,750	215,487	282,149
Other	3,309	17,425	78,211	98,945
Total loans	$708,265	$932,215	$1,505,083	$3,145,563

Of the $2.44 billion of loans with maturities of one year or more, approximately $1.26 billion were fixed-rate loans and $1.18 billion were floating-rate loans at December 31, 2017.  To augment our asset and liability management strategy, we use interest-rate swaps on our loan portfolio with the overall goal of minimizing the impact of interest rate fluctuations on our net interest margin. Interest-rate swaps involve the exchange of fixed-rate and variable-rate interest payment obligations without the exchange of the underlying notional amounts.

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

Information on outstanding interest rate swaps at December 31, 2017 is as follows:

Swap Effective Date	Maturity date	Fixed-rate	Notional	Fair market value
(in thousands)
November 1, 2016	November 1, 2021	1.12%	$50,000	$(1,807)
November 1, 2016	November 1, 2023	1.29%	50,000	(2,435)
Total			$100,000	$(4,242)

Since 2009, the Company has managed a series of interest-rate swap transactions designated as cash flow hedges.  The intent of the transactions was to fix the effective interest rate of payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating-rate debt.  The swap agreements in effect at December 31, 2017, have a total notional value of $70.0 million, fix the interest rates between 4.99% and 5.99% and mature over varying lengths of time from two to six years.

The Company has initiated certain interest-rate swap transactions designated as fair value hedges under ASC 815.  The objective of these transactions is to exchange interest payments received on fixed-rate loans for variable-rate payments.  At December 31, 2017, the notional value of these swaps was $59.2 million.

During the years ended December 31, 2017, 2016 and 2015,  net interest income decreased $1.4 million, $2.1 million and $2.0 million, respectively, from settlement of the interest-rate swaps.

The Company has initiated foreign exchange forward contracts to mitigate exposure to foreign exchange rate risk on foreign currency holdings.  Foreign currencies held include the British pound;  Euro;  Swiss franc;  Mexican peso;  Japanese yen;  and Australian, New Zealand and Canadian dollars.  At December 31, 2017, the aggregate notional value of the foreign currency forwards was $4.8 million and all contracts settle within three months or less of date of this report.  The effect of foreign currency forwards on noninterest income was immaterial for the years ended December 31, 2017, 2016 and 2015.

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

Changes in Internal Control over Financial Reporting.  During the fourth quarter of 2017, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon beginning at page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Company’s directors and officers called for by this item will be included in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (the 2018 Proxy Statement) and is incorporated herein by reference. Information regarding audit committee financial experts and the audit committee will be included in the 2018 Proxy Statement and is hereby incorporated by reference. Information regarding disclosure of compliance with Section 16(a) of the Exchange Act will also be included in the 2018 Proxy Statement and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information concerning the compensation of Company executives called for by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and transactions between CoBiz and its affiliates called for by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The following documents are filed as part of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting;

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets at December 31, 2017 and 2016;

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015;

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015;

Consolidated Statements of Equity for the Years Ended December 31, 2017, 2016 and 2015;

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015;

Notes to Consolidated Financial Statements at and for the Years Ended December 31, 2017, 2016 and 2015.

(2)  All financial statement schedules are omitted because they are not required or because the required information is included in the financial statements and/or related notes.

(3)  Exhibits and Index of Exhibits:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Registrant.	X
3.2	Amendment to Articles of Incorporation.	X
3.3	Amendment to Articles of Incorporation.		10-Q	001-15955	3.3	8/14/2002
3.4	Amendment to Articles of Incorporation (Refer to Proposal 2).		DEF 14A	001-15955		4/14/2005
3.5	Amended and Restated Bylaws of the Registrant.		8-K	001-15955	3	12/18/2006
3.6	Amendment to Articles of Incorporation.		10-Q	001-15955	3.7	8/9/2007
3.7	Amendment to Articles of Incorporation.		8-K	001-15955	3.1	12/23/2008
3.8	Amendment to Articles of Incorporation.		8-K	001-15955	3.1	9/9/2011
3.9	Amendment to Articles of Incorporation (Refer to Proposal 4).		DEF 14A	001-15955		4/4/2014
3.10	Amendment to Articles of Incorporation (Refer to Proposal 4).		DEF 14A	001-15955		3/4/2015
4.1	Form of Subordinated Indenture, to be dated as of June 25, 2015.		8-K	001-15955	4.1	6/25/2015
4.2	Form of First Supplemental Indenture, to be dated as of June 25, 2015.		8-K	001-15955	4.2	6/25/2015

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	†	Employment Agreement, dated at January 3, 1998, by and between Colorado Business Bankshares, Inc. and Richard J. Dalton.	X
10.2	†	Employment Agreement, dated August 12, 2003, by and between CoBiz Inc. and Lyne B. Andrich.		10-Q	001-15955	10.14	11/13/2003
10.3		Lease Agreement between Dorit, LLC and Colorado Business Bank, N.A. dated March 31, 2003.		10-K	001-15955	10.17	3/12/2004
10.4	†	Employment Agreement, dated November 19, 2004, by and between CoBiz Inc. and Steven Bangert.		8-K	001-15955	10.1	11/24/2004
10.5	†	Indemnification Agreements dated December 19, 2006 between CoBiz Inc. and each the following directors and executive officers of the Corporation: Lyne B. Andrich, Steven Bangert, Michael B. Burgamy, Richard J. Dalton, Evan Makovsky, Robert B. Ostertag, Noel N. Rothman, Timothy J. Travis, and Mary Beth Vitale.		8-K	001-15955	10	12/20/2006
10.6	†	Employment Agreement, dated August 7, 2006, by and between CoBiz Inc. and Troy R. Dumlao.		10-Q	001-15955	10.20	8/9/2006
10.7	†	Amendments dated March 16, 2006 to the Employment Agreements between CoBiz Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.		8-K	001-15955	99	3/20/2006
10.8	†	Indemnification Agreement dated March 5, 2007 between CoBiz Inc. and Troy R. Dumlao.		10-K	001-15955	10.22	3/15/2007
10.9	†	Form of Indemnification Agreement dated January 16, 2009 between CoBiz Financial Inc. and Directors Douglas L. Polson and Mary Rhinehart, and on October 27, 2011 for Bruce Schroffel.		8-K	001-15955	10.1	1/20/2009
10.10	†	Form of Amended and Restated Executive Split Dollar Life Insurance Plan and Agreements, dated December 31, 2007 between CoBiz Financial Inc. and each of Steven Bangert, Richard J. Dalton, Lyne B. Andrich and Robert B. Ostertag.		10-K	001-15955	10.21	3/17/2008
10.11	†	Employment agreement, dated April 22, 2002, by and between CoBiz Inc. and David Pass.		10-Q	001-15955	10.1	7/29/2011
10.12	†	Employment agreement, dated June 23, 2009, by and between CoBiz Bank and Scott Page.		10-K	001-15955	10.29	3/8/2012
10.13	†	Incentive Compensation Plan for named executive officers.		8-K	001-15955	N/A	6/12/2012
10.14	†	Form of employment agreement, dated February 13, 2014, between CoBiz Financial Inc., and Chris Huss and Sue Hermann.		10-K	001-15955	10.23	2/14/2014
10.15	†	Amended and Restated 2005 Equity Incentive Plan (Refer to Proposal 6).		DEF 14A	001-15955		4/4/2014
10.16	†	CoBiz Financial Inc. Employee Stock Purchase Plan and Amendments (Refer to Proposal 5).		DEF 14A	001-15955		4/4/2014
10.17		Revolving credit agreement, dated June 19, 2015, between CoBiz Financial Inc. and U.S. Bank N.A.		8-K	001-15955		6/19/2015
10.18		Lease Agreement between Renshan L.P. and CoBiz Financial Inc. dated January 21, 2016.		10-K	001-15955	10.23	2/12/2016
10.19		First Amendment to Amended and Restated Credit Agreement dated June 8, 2016 between CoBiz Financial Inc., and U.S. Bank National Association.		10-Q	001-15955	10.1	7/29/2016
10.20	†	Amendment to the Amended and Restated 2005 Equity Incentive Plan.		10-Q	001-15955	10.1	10/28/2016
10.21		Second Amendment to Amended and Restated Credit Agreement, effective May 13, 2017, between CoBiz Financial Inc. and U.S. Bank N.A.		10-Q	001-15955	10.1	7/28/2017
10.22	†	Long-Term Incentive Compensation Package for certain named executive officers.		8-K	001-15955		1/23/2018

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.23	†	Employment Seperation and Release Agreement between CoBiz Financial Inc., and Scott Page.	X
10.24	†	Employment agreement, dated February 1, 2018, by and between CoBiz Bank and Jeremy Lindner.	X
14		Code of Conduct and Ethics.	X
21		List of subsidiaries.	X
23		Consent of Independent Registered Public Accounting firm (Crowe Horwath LLP).	X
31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.	X
31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.	X
32.1		Section 1350 Certification of the Chief Executive Officer.	X
32.2		Section 1350 Certification of the Chief Financial Officer.	X
101.INS		XBRL Instance Document.	X
101.SCH		XBRL Taxonomy Extension Schema Document.	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE		XBRL Taxonomy Presentation Linkbase Document.	X

† Management contract or compensatory plan or arrangement.

(b) Exhibits - See exhibits  included in Item 15(a)(3) of this Annual Report on Form 10-K.

(c) Financial Statement Schedules - See Item 15(a)(2) of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2018	CoBiz Financial Inc.

By: /s/ Steven Bangert
Steven Bangert
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:
/s/ Steven Bangert	Chairman of the Board and	February 16, 2018
Steven Bangert	Chief Executive Officer

/s/ Lyne B. Andrich	Chief Operating Officer and	February 16, 2018
Lyne B. Andrich	Chief Financial Officer

/s/ Troy R. Dumlao	Chief Accounting Officer	February 16, 2018
Troy R. Dumlao

/s/ Michael B. Burgamy	Director	February 16, 2018
Michael B. Burgamy

/s/ Michael G. Hutchinson	Director	February 16, 2018
Michael G. Hutchinson

/s/ Evan Makovsky	Director	February 16, 2018
Evan Makovsky

/s/ Richard L. Monfort	Director	February 16, 2018
Richard L. Monfort

/s/ Douglas L. Polson	Director	February 16, 2018
Douglas L. Polson

/s/ Mary K. Rhinehart	Director	February 16, 2018
Mary K. Rhinehart

/s/ Noel N. Rothman	Director	February 16, 2018
Noel N. Rothman

/s/ Bruce H. Schroffel	Director	February 16, 2018
Bruce H. Schroffel

/s/ Timothy J. Travis	Director	February 16, 2018
Timothy J. Travis

/s/ Mary Beth Vitale	Director	February 16, 2018
Mary Beth Vitale

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective.

Crowe Horwath LLP, the independent registered public accounting firm that audited the 2017 consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2017, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of CoBiz Financial Inc.

Denver, Colorado

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CoBiz Financial, Inc and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2012.

Sacramento, California

February 16, 2018

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(in thousands, except share amounts)	2017	2016
Assets
Cash and due from banks	$78,735	$69,333
Interest-bearing deposits and federal funds sold	1,445	26,717
Total cash and cash equivalents	80,180	96,050
Investment securities available for sale (cost of $164,012 and $130,308, respectively)	166,753	132,981
Investment securities held to maturity (fair value of $360,071 and $363,178, respectively)	362,544	366,041
Other investments	10,119	11,365
Total investments	539,416	510,387
Loans - net of allowance for loan losses of $37,941 and $33,293, respectively	3,107,622	2,900,812
Intangible assets - net of amortization of $7,704 and $7,104, respectively	726	1,326
Bank-owned life insurance	55,040	53,674
Premises and equipment - net of depreciation of $37,459 and $38,269, respectively	10,827	11,019
Accrued interest receivable	14,150	12,223
Deferred income taxes, net	13,114	19,901
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	5,079	5,079
Other assets	20,118	19,842
TOTAL ASSETS	$3,846,272	$3,630,313

Liabilities
Deposits
Noninterest-bearing demand	$1,473,650	$1,282,463
Interest-bearing demand	737,934	714,062
Money market	875,936	861,856
Savings	21,453	19,561
Certificates of deposits	116,247	151,841
Total deposits	3,225,220	3,029,783
Securities sold under agreements to repurchase	52,959	27,639
Other short-term borrowings	77,640	106,230
Accrued interest and other liabilities	29,808	33,074
Subordinated notes payable - net of unamortized discount and issuance costs of $805 and $889, respectively	59,195	59,111
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,516,988	3,328,003

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 42,217,318 and 41,555,208 issued and outstanding, respectively	418	411
Additional paid-in capital	202,111	197,758
Retained earnings	126,896	103,575
Accumulated other comprehensive income (loss) (AOCI), net of income tax of $(85) and $348, respectively	(141)	566
TOTAL SHAREHOLDERS' EQUITY	329,284	302,310
TOTAL LIABILITIES AND EQUITY	$3,846,272	$3,630,313

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands, except per share amounts)	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans	$127,995	$114,612	$107,622
Interest and dividends on investment securities:
Taxable securities	13,488	11,713	12,487
Nontaxable securities	781	730	609
Dividends on securities	675	561	432
Interest on federal funds sold and other	248	166	116
Total interest income	143,187	127,782	121,266
INTEREST EXPENSE:
Interest on deposits	4,019	3,854	3,640
Interest on short-term borrowings and securities sold under agreements to repurchase	1,205	494	214
Interest on subordinated debentures and notes payable	7,389	7,383	5,736
Total interest expense	12,613	11,731	9,590
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	130,574	116,051	111,676
Provision for loan losses	3,285	(2,101)	6,420
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	127,289	118,152	105,256
NONINTEREST INCOME:
Service charges	6,624	6,059	5,862
Investment advisory income	6,220	5,714	5,832
Insurance income	13,181	12,568	12,047
Other income	7,976	9,819	6,926
Total noninterest income	34,001	34,160	30,667
NONINTEREST EXPENSE:
Salaries and employee benefits	75,088	71,471	69,526
Occupancy expenses, premises and equipment	14,665	14,966	13,079
Amortization of intangibles	600	600	600
FDIC and other assessments	1,310	1,692	1,813
Net gain on securities, other assets and other real estate owned	(507)	(121)	(369)
Other expense	16,738	16,623	15,528
Total noninterest expense	107,894	105,231	100,177
INCOME BEFORE INCOME TAXES	53,396	47,081	35,746
Provision for income taxes	20,478	12,182	9,606
NET INCOME FROM CONTINUING OPERATIONS	32,918	34,899	26,140
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	(113)
Benefit for income taxes	-	-	(42)
Net loss from discontinued operations	-	-	(71)
NET INCOME	$32,918	$34,899	$26,069
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$32,918	$34,899	$25,749

EARNINGS PER COMMON SHARE:
Basic	$0.79	$0.84	$0.63
Diluted	$0.78	$0.84	$0.62

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)	2017	2016	2015
Net income	$32,918	$34,899	$26,069
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain (loss)	317	(13)	358
Reclassification to operations	(249)	(94)	(318)
Net unrealized holding gains transferred to held to maturity	-	-	(8,821)
	68	(107)	(8,781)
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	8,821
Reclassification to operations	(1,658)	(1,831)	(1,904)
	(1,658)	(1,831)	6,917
Cash flow hedges:
Net unrealized loss	(201)	(3,504)	(905)
Reclassification to operations	651	1,060	1,082
	450	(2,444)	177
Total other comprehensive loss items	$(1,140)	$(4,382)	$(1,687)

Income tax provision:
Available for sale securities:
Net unrealized gain (loss)	$120	$(5)	$136
Reclassification to operations	(94)	(36)	(121)
Net unrealized holding gains transferred to held to maturity	-	-	(3,352)
	26	(41)	(3,337)
Held to maturity securities:
Net unrealized gain on securities transferred	-	-	3,352
Reclassification to operations	(629)	(696)	(724)
	(629)	(696)	2,628
Cash flow hedges:
Net unrealized loss	(76)	(1,332)	(344)
Reclassification to operations	246	404	411
	170	(928)	67
Total income tax provision	$(433)	$(1,665)	$(642)
Other comprehensive loss, net of tax	(707)	(2,717)	(1,045)
Comprehensive income	$32,211	$32,182	$25,024

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017,  2016 AND 2015

	Preferred Stock		Common Stock
	Shares				Additional		Accumulated other
	issued		Shares		paid-In	Retained	comprehensive
(in thousands, except share amounts)	(redeemed)	Amount	issued	Amount	capital	earnings	income	Total
BALANCE - December 31, 2014	57,366	$1	40,770,390	$401	$245,020	$59,019	$4,328	$308,769

Options exercised	-	-	166,589	5	1,270	-	-	1,275
Employee stock purchase plan	-	-	39,309	1	457	-	-	458
Shares withheld in net settlement of restricted stock	-	-	(103,763)	(1)	(470)	(736)	-	(1,207)
Restricted stock awards, net of forfeitures	-	-	249,594	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,324	-	-	3,324
Tax benefit from stock-based compensation	-	-	-	-	532	-	-	532
Redemption of preferred stock	(57,366)	(1)	-	-	(57,365)	-	-	(57,366)
Dividends paid-common ($0.17 per share)	-	-	-	-	-	(6,953)	-	(6,953)
Dividends paid/accumulated-preferred stock (1.0% on $1,000 per share liquidation value)	-	-	-	-	-	(320)	-	(320)
Other comprehensive loss, net of income taxes of $642	-	-	-	-	-	-	(1,045)	(1,045)
Net income	-	-	-	-	-	26,069	-	26,069
BALANCE — December 31, 2015	-	$-	41,122,119	$406	$192,768	$77,079	$3,283	$273,536

Options exercised	-	-	216,268	2	1,678	-	-	1,680
Employee stock purchase plan	-	-	36,813	1	437	-	-	438
Shares withheld in net settlement of restricted stock	-	-	(77,855)	(1)	(359)	(531)	-	(891)
Restricted stock awards, net of forfeitures	-	-	257,863	3	(3)	-	-	-
Stock-based compensation expense	-	-	-	-	3,213	-	-	3,213
Cumulative effect of adopting of ASU 2016-09	-	-	-	-	24	(14)	-	10
Dividends paid-common ($0.19 per share)	-	-	-	-	-	(7,858)	-	(7,858)
Other comprehensive loss, net of income taxes of $1,665	-	-	-	-	-	-	(2,717)	(2,717)
Net income	-	-	-	-	-	34,899	-	34,899
BALANCE — December 31, 2016	-	$-	41,555,208	$411	$197,758	$103,575	$566	$302,310

Options exercised	-	-	109,136	1	1,083	-	-	1,084
Employee stock purchase plan	-	-	29,967	-	497	-	-	497
Shares withheld in net settlement of restricted stock	-	-	(66,134)	(1)	(313)	(812)	-	(1,126)
Restricted stock awards, net of forfeitures	-	-	156,842	3	(3)	-	-	-
Stock-based compensation expense	-	-	-	-	3,093	-	-	3,093
Warrant exercised	-	-	432,299	4	(4)	-	-	-
Dividends paid-common ($0.21 per share)	-	-	-	-	-	(8,785)	-	(8,785)
Other comprehensive loss, net of income taxes of $433	-	-	-	-	-	-	(707)	(707)
Net income	-	-	-	-	-	32,918	-	32,918
BALANCE — December 31, 2017	-	$-	42,217,318	$418	$202,111	$126,896	$(141)	$329,284

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,918	$34,899	$26,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,297	4,446	4,112
Provision for loan losses	3,285	(2,101)	6,420
Stock-based compensation	3,093	3,213	3,324
Deferred income taxes	7,218	3,985	(1,572)
Bank-owned life insurance	(1,366)	(1,367)	(1,334)
Net gain on securities, other assets and other real estate owned	(507)	(121)	(369)
Other operating activities, net	(2,189)	(869)	(1,761)
Changes in operating assets and liabilities:
Other assets	(1,866)	(2,959)	(529)
Other liabilities	56	4,416	(237)
Net cash provided by operating activities	45,939	43,542	34,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(22,411)	(15,720)	(13,765)
Proceeds from other investments	24,389	19,152	14,428
Purchase of investment securities available for sale	(80,878)	(6,962)	(28,049)
Purchase of investment securities held to maturity	(74,794)	(89,016)	(108,052)
Maturity, call and principal payments on investment securities available for sale	46,857	27,322	36,919
Maturity, call and principal payments on investment securities held to maturity	73,252	66,830	68,960
Acquisition of client relationships	-	-	(75)
Purchase of bank-owned life insurance	-	(3,195)	-
Net proceeds from sale of loans, OREO and repossessed assets	1,726	60	2,499
Loan originations and repayments, net	(211,173)	(240,092)	(291,573)
Purchase of premises and equipment	(3,267)	(9,381)	(1,547)
Other investing activities, net	653	348	-
Net cash used in investing activities	(245,646)	(250,654)	(320,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market and savings accounts	231,031	289,228	307,430
Net decrease in certificates of deposits	(35,594)	(1,157)	(58,009)
Net increase (decrease) in short-term borrowings	(28,590)	(25,770)	19,531
Net increase (decrease) in securities sold under agreements to repurchase	25,320	(19,820)	(2,517)
Redemption of preferred stock	-	-	(57,366)
Net proceeds from issuance of subordinated notes payable	-	-	59,250
Proceeds from issuance of common stock	1,581	2,118	1,733
Taxes paid in net settlement of restricted stock	(1,126)	(891)	(1,207)
Dividends paid on common stock	(8,785)	(7,858)	(6,953)
Dividends paid on preferred stock	-	-	(463)
Other financing activities, net	-	-	450
Net cash provided by financing activities	183,837	235,850	261,879

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,870)	28,738	(24,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	96,050	67,312	91,565
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,180	$96,050	$67,312

See Notes to Consolidated Financial Statements

COBIZ FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AT AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1. Nature of Operations and Significant Accounting Policies

CoBiz Financial Inc. is a financial holding company headquartered in Denver, Colorado which provides a broad range of banking and related services through its wholly owned subsidiaries: CoBiz Bank (Bank); CoBiz Insurance, Inc.; and CoBiz IM, Inc. (CoBiz IM); all collectively referred to as the “Company” or “CoBiz.”  The operations of the Company comprise predominantly the Bank, which operates in its Colorado market areas under the name Colorado Business Bank and in its Arizona market areas under the name Arizona Business Bank.

Organization - The Bank is a commercial banking institution with seven locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and four in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal P&C insurance brokerage, and risk management consulting services to small and medium-sized businesses and individuals; and employee benefits consulting, insurance brokerage and related administrative support to employers. CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.  CoBiz GMB, Inc. provided investment banking services to middle-market companies through its wholly-owned subsidiary, GMB, until its discontinuation on March 31, 2015. The operating results of GMB for 2015 have been presented as discontinued operations.  See Note 2 – Discontinued Operations for additional information on the discontinued operations of GMB.

Use of Estimates – The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and, where applicable, prevailing practices within the financial services industry. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

Basis of Presentation — The consolidated financial statements include entities in which the Parent has a controlling financial interest.  These entities include; the Bank; CoBiz Insurance, Inc.; and CoBiz IM.  Intercompany balances and transactions are eliminated in consolidation.  The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE.

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at December 31, 2017 or December 31, 2016.

Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts that the Company is required to maintain at the Federal Reserve Bank of Kansas City (Federal Reserve Bank) to meet certain regulatory reserve balance requirements.  At December 31, 2017 and 2016, the Company had reserve requirements of $17.1 million and $24.3 million, respectively.  The following table shows supplemental disclosures of certain cash and noncash items:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Cash paid during the period for:
Interest	$12,574	$11,826	$9,256
Income taxes, net	14,742	8,950	9,919

Other noncash activities:
Loans transferred to held for sale	1,726	60	1,628
Conversion or exchange of AFS securities	18,023	-	-
Trade date accounting for investment securities	-	1,553	795
Available for sale securities transferred to held to maturity	-	-	288,598
Lessor-paid tenant improvement allowance	358	-	-

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At December 31, 2017 and 2016, the Company had no trading securities.

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

Other Assets – Included in other assets are certain investments (Funds), where the Company has the ability to exercise significant influence or has ownership between 20% and 50% that are accounted for under the equity method.  The Funds are equity method investments licensed as Small Business Investment Companies that invest primarily in subordinated debt securities.  In certain circumstances, the Funds may also receive warrants or other equity positions as part of their investments.  There were no significant transactions between the Company and the Funds for the years ended December 31, 2017, 2016, and 2015.  The Company recognized income from the Funds of $1.2 million, $2.5 million, and $1.3 million for the years ended December 31, 2017, 2016, and 2015, respectively, which is included in “Other Income” in the consolidated statements of income.

Repossessed Assets – Assets acquired through repossession are held for sale and initially recorded at estimated fair value at the date of repossession.  Subsequent to repossession, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell.  Repossessed assets are reported in the consolidated balance sheets under the caption “Other Assets.”  There were no repossessed assets at December 31, 2017 and 2016.

Other Real Estate Owned (OREO) – OREO held for sale acquired through foreclosure, physical possession or in settlement of debt is valued at estimated fair value, less estimated costs to sell, at the date of receipt.  Subsequent to foreclosure, OREO is carried at the lower of carrying amount or fair value less costs to sell.  Subsequent declines in value are charged to operations.  There was no significant activity in the valuation allowance on OREO for the years ended December 31, 2017, 2016, and 2015.

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

Loss From Discontinued Operations, Net of Income Taxes – Loss from discontinued operations, net of income taxes for the year ended December 31, 2017, 2016 and 2015 includes the closure of GMB, which is discussed in Note 2 – Discontinued Operations.

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

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09.  In evaluating the effects of these ASUs on its financial statements and disclosures, the Company has determined the following:

•	The primary revenue lines subject to these ASUs are deposit service charges, investment advisory income and insurance income, which totaled $26.0 million in 2017.
•	The adoption of these ASUs did not have a material impact on the Company’s financial statements. The Company’s first quarter interim filing will be updated with the new required disclosures.
•	The Company will adopt ASU 2014-09 using the modified retrospective method.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by taking inventory of all existing lease arrangements.  Preliminarily, the Company expects the primary impact of ASU 2016-02 will relate to its office locations, all of which are designated as operating leases.  The Company has future operating lease obligations for its locations of $30.4 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02.  The Company has formed a lease implementation team that includes members of accounting, facilities and operations to review lease contracts and the requirements of ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  The objective of ASU 2016-13 is to provide financial statement users with decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit.  ASU 2016-13 includes provisions that require financial assets measured at amortized cost (such as loans and held to maturity (HTM) debt securities) to be presented at the net amount expected to be collected.  This will be accomplished through recognition of an estimate of all current expected credit losses.  The estimate will include forecasted information for the timeframe that an entity is able to develop reasonable and supportable forecasts.  This is a change from the current practice of recognizing incurred losses based on the probable initial recognition threshold under current GAAP.  In addition, credit losses AFS debt securities will be recorded through an allowance for credit losses rather than as a write-down.  Under ASU 2016-13, an entity will be able to record reversals of credit losses in current period income when the estimate of credit losses declines, whereas current GAAP prohibits reflecting those improvements in current period earnings.

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date.  A prospective transition approach is required for these debt securities.  The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures, and expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.  In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team that includes the CFO, Chief Credit Officer and members of credit, accounting, finance, information technology.  The team meets on a weekly basis and is currently evaluating software solutions, data requirements and loss methodologies.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), regarding how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments of ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Amendments in this ASU should be applied using a retrospective transition method to each period presented.  The Company is evaluating the effects ASU 2016-15 will have on its financial statements and disclosures, and does not expect these effects to be material.

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

2. Discontinued Operations

During the first quarter of 2015, the Company ceased operations of GMB due to increasing regulatory compliance costs and in order to focus on activities that provide recurring revenue.  The net carrying value of the assets and liabilities of GMB was $0.8 million and were transferred to the parent Company at the end of the first quarter of 2015.  The results of operations for GMB have been presented as discontinued operations in 2015.

The table below presents the results of the discontinued operations of GMB for the year ended December 31, 2015.  Net loss before income taxes approximates total cash flows from operating activities of the discontinued operations.  Cash flows from investing activities were not material.

For the year ended December 31,
(in thousands)	2015
Noninterest income	$623
Noninterest expense	736
Loss before income taxes	(113)
Benefit for income taxes	(42)
Loss from discontinued operations	$(71)

3. Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	December 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$20,318	$1,870	$205	$21,983	$36,450	$1,707	$533	$37,624
Corporate debt securities	140,445	1,153	103	141,495	90,593	1,505	21	92,077
Municipal securities	3,249	41	15	3,275	3,265	33	18	3,280
Total AFS	$164,012	$3,064	$323	$166,753	$130,308	$3,245	$572	$132,981
Held to maturity securities (HTM):
Mortgage-backed securities	$318,128	$118	$3,262	$314,984	$319,978	$186	$2,531	$317,633
Trust preferred securities	10,721	783	18	11,486	10,620	522	267	10,875
Municipal securities	33,695	73	167	33,601	35,443	10	783	34,670
Total HTM	$362,544	$974	$3,447	$360,071	$366,041	$718	$3,581	$363,178

During the first quarter of 2015, the Company transferred MBS and municipal securities with a book value of $279.8 million and fair value of $288.6 million from AFS to HTM.  There were no transfers of securities between the AFS and HTM categories in 2017 or 2016.  Transfers of securities from AFS to HTM were made at fair value at the time of transfer.  The unamortized portion of the $8.8 million unrealized holding gain at the time of transfer is retained in AOCI and in the carrying value of HTM securities.  Accordingly, the balance of HTM securities in the “Amortized cost” column in the table above includes net unamortized unrealized gains of $3.4 million and $5.1 million at December 31, 2017 and 2016, respectively.  Such amounts are amortized over the remaining life of the securities.

Proceeds from the sale of investments and the gain (loss) recognized on securities sold or called are summarized as follows:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Proceeds	$-	$-	$-
Gains	254	100	343
Losses	(5)	(6)	(25)

The amortized cost and estimated fair value of investments in debt securities at December 31, 2017, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$8,385	$8,390	$1,718	$1,712
Due after one year through five years	99,998	100,948	23,578	23,572
Due after five years through ten years	29,446	29,975	-	-
Due after ten years	26,183	27,440	19,120	19,803
Mortgage-backed securities	-	-	318,128	314,984
	$164,012	$166,753	$362,544	$360,071

The Company uses investment securities to collateralize public and governmental deposits.  Investment securities with an approximate fair value of $164.4 million and $143.6 million were pledged to secure these deposits of $116.5 million and $95.8 million at December 31, 2017 and 2016, respectively.

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

There were 181 and 165 securities in the tables below at December 31, 2017 and 2016, respectively, in an unrealized loss position.

	December 31, 2017
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$700	$43	$7,020	$162	$7,720	$205
Corporate debt securities	40,068	94	1,216	9	41,284	103
Municipal securities	1,252	15	-	-	1,252	15
Total AFS	$42,020	$152	$8,236	$171	$50,256	$323

HTM
Mortgage-backed securities	$182,974	$1,457	$104,464	$1,805	$287,438	$3,262
Trust preferred securities	-	-	864	18	864	18
Municipal securities	20,445	163	684	4	21,129	167
Total HTM	$203,419	$1,620	$106,012	$1,827	$309,431	$3,447

	December 31, 2016
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$14,979	$526	$995	$7	$15,974	$533
Corporate debt securities	14,482	21	-	-	14,482	21
Municipal securities	1,214	18	-	-	1,214	18
Total AFS	$30,675	$565	$995	$7	$31,670	$572

HTM
Mortgage-backed securities	$217,604	$2,107	$52,332	$424	$269,936	$2,531
Trust preferred securities	4,175	94	700	173	4,875	267
Municipal securities	30,207	783	-	-	30,207	783
Total HTM	$251,986	$2,984	$53,032	$597	$305,018	$3,581

There was no OTTI recognized in earnings during the years ended December 31, 2017, 2016 and 2015.

Other investments at December 31, 2017 and 2016, consist of the following:

	December 31,
(in thousands)	2017	2016
Bank stocks — at cost	$7,945	$9,192
Investment in statutory trusts — equity method	2,174	2,173
	$10,119	$11,365

Bank stocks consist primarily of stock in the FHLB which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in this investment based on the ultimate recoverability of the par value and at December 31, 2017 and 2016, did not consider the investment to be other-than-temporarily impaired.

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

•	Other loans – Other loans include lending products, such as taxable and tax-exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Commercial	$1,250,356	$1,217,001
Real estate - mortgage	1,250,423	1,171,596
Construction & land	266,081	175,738
Consumer	282,101	266,947
Other	98,916	103,616
Loans held for investment	3,147,877	2,934,898

Allowance for loan losses	(37,941)	(33,293)
Unearned net loan fees	(2,314)	(793)
Total net loans	$3,107,622	$2,900,812

The Company routinely acquires participating interests in loans originated by other banks.

At December 31, 2017 and 2016, overdraft demand deposits totaling $0.2 million and $0.6 million, respectively, were reclassified from deposits to loans.

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

The loan portfolio showing total non-classified and classified balances by loan class at December 31, 2017 and 2016 is summarized below:

	At December 31, 2017
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$82,275	$2,912	$85,187
Finance and insurance	40,796	1,722	42,518
Health care	161,162	2,623	163,785
Real estate services	124,861	3,986	128,847
Construction	67,232	758	67,990
Public administration	239,230	847	240,077
Other	468,562	53,390	521,952
	1,184,118	66,238	1,250,356
Real estate - mortgage
Residential & commercial owner-occupied	481,061	3,574	484,635
Residential & commercial investor	765,210	578	765,788
	1,246,271	4,152	1,250,423

Construction & land	266,081	-	266,081

Consumer	279,191	2,910	282,101
Other	97,542	1,374	98,916
Total loans held for investment	$3,073,203	$74,674	$3,147,877
Unearned net loan fees			(2,314)
Net loans held for investment			$3,145,563

	At December 31, 2016
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$96,465	$153	$96,618
Finance and insurance	49,764	587	50,351
Health care	153,468	555	154,023
Real estate services	125,531	513	126,044
Construction	55,471	3,247	58,718
Public administration	254,861	1,136	255,997
Other	437,219	38,031	475,250
	1,172,779	44,222	1,217,001
Real estate - mortgage
Residential & commercial owner-occupied	469,027	6,496	475,523
Residential & commercial investor	695,170	903	696,073
	1,164,197	7,399	1,171,596

Construction & land	172,816	2,922	175,738

Consumer	265,307	1,640	266,947
Other	101,894	1,722	103,616
Total loans held for investment	$2,876,993	$57,905	$2,934,898
Unearned net loan fees			(793)
Net loans held for investment			$2,934,105

Transactions in the ALL by segment for the years ended December 31, 2017, 2016 and 2015 are summarized below:

	For the year ended
	December 31,
(in thousands)	2017	2016	2015
Allowance for loan losses, beginning of period
Commercial	$15,398	$24,215	$14,614
Real estate - mortgage	11,475	10,372	12,463
Construction & land	1,997	2,111	2,316
Consumer	2,803	2,592	2,329
Other	945	643	488
Unallocated	675	753	555
Total	33,293	40,686	32,765

Provision
Commercial	$1,237	$(2,334)	$9,950
Real estate - mortgage	1,029	1,072	(3,017)
Construction & land	998	(1,279)	(1,253)
Consumer	(122)	216	374
Other	(119)	302	168
Unallocated	262	(78)	198
Total	3,285	(2,101)	6,420

Charge-offs
Commercial	$(823)	$(7,767)	$(588)
Real estate - mortgage	-	-	(186)
Construction & land	-	-	(107)
Consumer	(99)	(37)	(130)
Other	-	-	(285)
Total	(922)	(7,804)	(1,296)

Recoveries
Commercial	$1,025	$1,284	$239
Real estate - mortgage	186	31	1,112
Construction & land	1,039	1,165	1,155
Consumer	35	32	19
Other	-	-	272
Total	2,285	2,512	2,797

Allowance for loan losses, end of period
Commercial	$16,837	$15,398	$24,215
Real estate - mortgage	12,690	11,475	10,372
Construction & land	4,034	1,997	2,111
Consumer	2,617	2,803	2,592
Other	826	945	643
Unallocated	937	675	753
Total	$37,941	$33,293	$40,686

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

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 12 months.  For credits over $2.0 million, the Company typically engages an additional third-party appraiser to review the appraisal.  For credits under $2.0 million, the Company’s internal appraisal department reviews the appraisal.  All appraisals are reviewed for adherence to regulations and mathematical accuracy reasonableness based on recent sales transactions that may have occurred subsequent to or right at the time of the appraisal.  Based on this analysis the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

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

The following tables summarize loans held for investment and the ALL on the basis of the impairment method at December 31, 2017 and 2016:

	At December 31, 2017				At December 31, 2016
	Individually				Individually
	evaluated for		Collectively evaluated for		evaluated for		Collectively evaluated for
	impairment		impairment		impairment		impairment
	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance
	held for	for loan	held for	for loan	held for	for loan	held for	for loan
(in thousands)	investment	losses	investment	losses	investment	losses	investment	losses
Commercial	$56,566	$5,862	$1,194,005	$10,975	$20,279	$2,220	$1,197,453	$13,178
Real estate - mortgage	1,331	109	1,248,166	12,581	3,758	147	1,167,365	11,328
Construction & land	1,071	91	263,330	3,943	1,919	109	172,532	1,888
Consumer	1,366	148	280,783	2,469	294	98	266,719	2,705
Other	-	-	98,945	826	-	-	103,786	945
Unallocated	-	-	-	937	-	-	-	675
Total	$60,334	$6,210	$3,085,229	$31,731	$26,250	$2,574	$2,907,855	$30,719

Information on impaired loans at December 31, 2017 and 2016 is reported in the following tables:

	At December 31, 2017
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$3,302	$3,302	$3,302	$-	$238
Finance and insurance	473	473	17	456	17
Healthcare	718	718	459	259	207
Real estate services	7,982	7,982	7,982	-	544
Construction	1,689	1,457	977	480	71
Public administration	313	313	313	-	27
Other	42,660	42,321	41,030	1,291	4,758
	57,137	56,566	54,080	2,486	5,862
Real estate - mortgage
Residential & commercial owner-occupied	1,159	1,159	1,102	57	94
Residential & commercial investor	172	172	172	-	15
	1,331	1,331	1,274	57	109

Construction & land	1,071	1,071	1,071	-	91

Consumer	1,366	1,366	212	1,154	148
Total	$60,905	$60,334	$56,637	$3,697	$6,210

	At December 31, 2016
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$2,095	$2,072	$2,071	$1	$114
Finance and insurance	25	25	25	-	25
Healthcare	189	189	189	-	11
Real estate services	6,268	6,268	6,268	-	350
Construction	2,166	2,166	1,932	234	149
Other	10,716	9,559	9,066	493	1,571
	21,459	20,279	19,551	728	2,220
Real estate - mortgage
Residential & commercial owner-occupied	1,391	1,391	1,122	269	64
Residential & commercial investor	2,367	2,367	2,367	-	83
	3,758	3,758	3,489	269	147

Construction & land	1,919	1,919	1,919	-	109

Consumer	294	294	195	99	98
Total	$27,430	$26,250	$25,154	$1,096	$2,574

	For the year ended December 31,
	2017		2016		2015
	Average		Average		Average
	recorded		recorded		recorded
	investment	Interest	investment	Interest	investment	Interest
	in impaired	income	in impaired	income	in impaired	income
(in thousands)	loans	recognized	loans	recognized	loans	recognized
Commercial
Manufacturing	$2,455	$138	$3,383	$234	$5,643	$306
Finance and insurance	380	16	30	-	164	24
Healthcare	503	43	194	12	33	11
Real estate services	6,355	262	6,996	261	8,006	283
Construction	1,558	104	1,873	140	1,666	106
Public administration	105	5	-	-	-	-
Other	22,896	1,435	12,804	619	7,507	1,034
	34,252	2,003	25,280	1,266	23,019	1,764
Real estate - mortgage
Residential & commercial owner-occupied	1,217	41	1,777	114	1,762	130
Residential & commercial investor	1,547	55	3,722	127	5,104	182
	2,764	96	5,499	241	6,866	312

Construction & land	1,655	55	2,336	93	2,935	104

Consumer	489	5	448	19	1,444	202
Other	36	5	-	-	26	11
Total	$39,196	$2,164	$33,563	$1,619	$34,290	$2,393

Interest income recognized on impaired loans noted in the table above, primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure.  Interest income disclosed represents income recognized during the years ended December 31, 2017, 2016, and 2015 on impaired loans, regardless of when the loans became impaired.  Interest income recognized on impaired loans using the cash-basis method of accounting during the years ended December 31, 2017, 2016 and 2015 was immaterial.

Interest income that would have been recorded had nonaccrual loans performed in accordance with their original contract terms during 2017,  2016, and 2015 was immaterial.

The table below summarizes transactions as it relates to troubled debt restructurings for the years ended December 31, 2017:

(in thousands)	Performing	Nonperforming	Total
Balance at December 31, 2015	$28,196	$13,837	$42,033
New restructurings	8,563	3,266	11,829
Change in accrual status	(912)	912	-
Paydowns	(12,235)	(7,883)	(20,118)
Net charge-offs	-	(7,591)	(7,591)
Balance at December 31, 2016	23,612	2,541	26,153
New restructurings	38,958	2,402	41,360
Change in accrual status	269	(269)	-
Paydowns	(10,022)	(951)	(10,973)
Net charge-offs	-	(41)	(41)
Balance at December 31, 2017	$52,817	$3,682	$56,499

The below table provides information regarding troubled debt restructurings that occurred during years ended December 31, 2017, 2016 and 2015.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The tables below do not include loans restructured and paid-off during the periods presented.

	For the year ended December 31, 2017			For the year ended December 31, 2016
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	1	$1,366	$1,366	1	$50	$22
Finance and insurance	1	456	456	-	-	-
Health care	3	577	522	1	100	100
Real estate services	1	3,274	2,899	-	-	-
Construction	-	-	-	4	1,995	1,844
Public administration	1	320	313	-	-	-
Other	17	37,032	34,065	9	7,388	5,275
	24	43,025	39,621	15	9,533	7,241

Consumer	1	83	72	1	77	72
Total	25	$43,108	$39,693	16	$9,610	$7,313

	For the year ended December 31, 2015
		Pre-modification	Post-modification
		outstanding	outstanding
	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment
Commercial
Manufacturing	2	$491	$437
Health care	1	200	125
Construction	3	1,738	1,029
Other	15	19,809	15,975
	21	22,238	17,566

Real estate - mortgage
Residential & commercial owner-occupied	1	1,000	1,000
Consumer	1	148	130
Total	23	$23,386	$18,696

Troubled debt restructurings during the years ended December 31, 2017, 2016 and 2015, resulted primarily from the extension of repayment terms and interest rate reductions.  For the years ended December 31, 2017 and 2015, the Company did not charge-off any troubled debt restructurings modified during  those years. For the year ended December 31, 2016,  the Company charged-off $1.1 million in loans restructured during the year.

Loans modified as troubled debt restructurings within the previous 12 months having a payment default during the years ended December 31, 2017, 2016 and 2015 were immaterial.

At December 31, 2017 and 2016 there were $4.0 million and $1.6 million in outstanding commitments on restructured loans, respectively.

The Company’s recorded investment on nonaccrual loans by class at December 31, 2017 and 2016 is reported in the following table:

	At December 31,
(in thousands)	2017	2016
Commercial
Manufacturing	$-	$2
Finance and insurance	473	25
Health care	718	-
Construction	681	234
Other	4,313	1,941
Total commercial	6,185	2,202
Real estate - mortgage
Residential & commercial owner-occupied	57	269
Total real estate - mortgage	57	269
Consumer	1,275	167
Total nonaccrual loans	$7,517	$2,638

The following tables summarize the aging of the Company’s loan portfolio at December 31, 2017 and 2016:

	At December 31, 2017
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days past	Days past	90+ Days	Total past			past due and
(in thousands)	due	due	past due	due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$85,187	$85,187	$-
Finance and insurance	-	456	213	669	41,849	42,518	213
Health care	370	-	113	483	163,302	163,785	-
Real estate services	1,503	-	135	1,638	127,209	128,847	135
Construction	721	600	681	2,002	65,988	67,990	-
Public administration	-	-	-	-	240,077	240,077	-
Other	3,463	459	2,302	6,224	515,728	521,952	-
	6,057	1,515	3,444	11,016	1,239,340	1,250,356	348
Real estate - mortgage
Residential & commercial owner-occupied	426	689	-	1,115	483,520	484,635	-
Residential & commercial investor	875	299	-	1,174	764,614	765,788	-
	1,301	988	-	2,289	1,248,134	1,250,423	-

Construction & land	730	-	-	730	265,351	266,081	-

Consumer	1,423	15	1,107	2,545	279,556	282,101	-
Other	-	2	-	2	98,914	98,916	-
Total loans held for investment	$9,511	$2,520	$4,551	$16,582	$3,131,295	$3,147,877	$348
Unearned net loan fees						(2,314)
Net loans held for investment						$3,145,563

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

In the ordinary course of business, the Company makes various direct and indirect loans to officers and directors of the Company.  Activity with respect to officer and director loans is as follows for the years ended December 31, 2017 and 2016.

(in thousands)	2017	2016
Balance - beginning of year	$34,995	$34,301
New loan and advances	56,859	48,110
Principal paydowns and payoffs	(57,789)	(47,416)
Balance - end of year	$34,065	$34,995

5.  Premises and Equipment

The major classes of premises and equipment at December 31, 2017 and 2016, are summarized as follows:

(in thousands)	2017	2016
Land	$-	$230
Buildings	-	230
Leasehold improvements	11,104	10,425
Furniture, fixtures, and equipment	37,182	38,403
Premises and equipment, gross	48,286	49,288
Accumulated depreciation	(37,459)	(38,269)
Premises and equipment, net	$10,827	$11,019

In 2017, the Company sold the one building it owned.  The Company recorded depreciation expense of $3.3 million, $2.9 million and $2.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.

6.  Intangible Assets

At December 31, 2017 and 2016, the Company’s intangible assets and related amortization consisted of the following:

Customer
contracts, lists
(in thousands)	and relationships
At December 31, 2015	$1,926
Amortization	(600)
At December 31, 2016	1,326
Amortization	(600)
At December 31, 2017	$726

The Company recorded amortization expense of $0.6 million for the years ended December 31, 2017, 2016 and 2015.  Amortization expense on intangible assets for each of the five succeeding years is in the following table.

(in thousands)
2018	$206
2019	201
2020	136
2021	91
2022	40
Total	$674

7.  Deposits

In the ordinary course of business, the Company takes various deposits from employees, officers and directors of the Company.  Related party deposits totaled $52.7 million and $80.2 million at December 31, 2017 and 2016, respectively.

Maturities of certificates of deposit by remaining maturity at December 31, 2017, are as follows:

(in thousands)	Amount
Maturing in:
2018	$105,586
2019	6,038
2020	2,283
2021	1,701
2022	639
Total	$116,247

The aggregate amount of certificates of deposit in denominations that meet or exceed the $250,000 FDIC insurance limit was $49.6 million and $55.7 million at December 31, 2017 and 2016, respectively.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep (ICS) programs provided through a third party.  These programs are designed to provide full FDIC insurance on accounts placed through a reciprocal exchange with other banks participating in the programs.  The Company had $28.8  million and $44.2 million of reciprocal time deposits through the CDARS program outstanding at the end of 2017 and 2016, respectively.  The Company had $316.1 million and $283.6 million of reciprocal demand deposits through the ICS program outstanding at the end of 2017 and 2016, respectively.

8.  Borrowed Funds

Securities sold under agreements to repurchase at December 31, 2017 and 2016 are summarized as follows:

	At December 31,
(in thousands)	2017	2016
Securities sold under agreements to repurchase (secured by pledge of mortgage-backed securities with an estimated fair value of $54,018 and $28,192, respectively)	$52,959	$27,639
Other short-term borrowings	77,640	106,230

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

Securities sold under agreements to repurchase averaged $59.6 million and $46.0 million during 2017 and 2016, respectively.  The maximum amounts outstanding at any month-end during 2017 and 2016 were $69.9 million and $71.0 million, respectively.  At December 31, 2017 and 2016, the weighted‑average interest rate was 0.06% and 0.07%, respectively.  The assets underlying the securities sold under agreements to repurchase are GNMA, FNMA and FHLMC mortgage-backed securities.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The LOC matures in May 2018, at which time any outstanding amounts are due and payable.  The LOC is used for general corporate purposes and backup liquidity.  Although the credit facility is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank.  At December 31, 2017 and 2016, there was no amount outstanding on the revolving LOC.

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  There was $73.0 million and $106.2 million outstanding on the FHLB line of credit at December 31, 2017 and 2016.  The average FHLB line of credit balance was $107.3 million and $82.8 million during 2017 and 2016, respectively.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  At December 31, 2017, the FHLB line of credit was collateralized by loans of $877.9 million with a lending value of $605.4 million.  At December 31, 2016, the FHLB line of credit was collateralized by loans of $861.0 million with a lending value of $598.5 million.  The variable-rate on the line of credit was 1.47% and 0.72% at December 31, 2017 and 2016, respectively.  The Company has also pledged $823.4 million of loans at December 31, 2017 to the Federal Reserve Bank of Kansas City as collateral for borrowing through the discount window lending program.  At December 31, 2017 and 2016, there was no amount outstanding with the discount window.

The Company has approved federal fund purchase lines with eight banks with an aggregate credit line of $180.0 million.  There was $4.6 million outstanding on the federal funds purchase lines at the end 2017 and no amount outstanding at the end of 2016.  The average balance of federal funds purchased was $1.5 million and $2.0 million during 2017 and 2016, respectively.

9.  Long-Term Debt

Outstanding subordinated debentures and notes payable at December 31, 2017 and 2016, are summarized as follows:

	At December 31,
(in thousands)	2017	2016	Interest rate	Maturity date	Earliest call date
Junior subordinated debentures:
CoBiz Statutory Trust I	$20,619	$20,619	3-month LIBOR + 2.95%	September 17, 2033	March 17, 2018
CoBiz Capital Trust II	30,928	30,928	3-month LIBOR + 2.60%	July 23, 2034	January 23, 2018
CoBiz Capital Trust III	20,619	20,619	3-month LIBOR + 1.45%	September 30, 2035	March 30, 2018
Total junior subordinated debentures	$72,166	$72,166

Other long-term debt:
Subordinated notes payable ($60,000 face amount)	$59,195	$59,111	Fixed 5.625%	June 25, 2030	June 25, 2025

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

At December 31, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $7.0 million.  The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $7.6 million against its obligations under these agreements.  At December 31, 2017, the Company was not in default under any of its debt or capitalization covenants.

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the consolidated balance sheets.

	Asset derivatives			Liability derivatives
		Fair value at December 31,			Fair value at December 31,
	Balance sheet			Balance sheet
(in thousands)	classification	2017	2016	classification	2017	2016

Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$113	$-	Accrued interest and other liabilities	$6,732	$7,639
Fair value hedge - interest rate swap	Other assets	628	476	Accrued interest and other liabilities	633	845

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$2,081	$2,755	Accrued interest and other liabilities	$2,176	$2,736
Foreign exchange forward contracts	Other assets	28	52	Accrued interest and other liabilities	44	5

The tables below include information about financial instruments and collateral that are eligible for offset.

	At December 31, 2017
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$741	$-	$741	$(741)	$-	$-
Derivatives not designated as hedges(1)	2,109	-	2,109	(1,222)	-	887
Total	$2,850	$-	$2,850	$(1,963)	$-	$887

	At December 31, 2017
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,365)	$-	$(7,365)	$741	$6,624	$-
Derivatives not designated as hedges(2)	(2,220)	-	(2,220)	1,222	968	(30)
Securities sold under agreements to repurchase(3)	(52,959)	-	(52,959)	-	52,959	-
Total	$(62,544)	$-	$(62,544)	$1,963	$60,551	$(30)

	At December 31, 2016
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized assets	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$476	$-	$476	$(476)	$-	$-
Derivatives not designated as hedges(1)	2,807	-	2,807	(967)	-	1,840
Total	$3,283	$-	$3,283	$(1,443)	$-	$1,840

	At December 31, 2016
	Gross	Gross		Gross amounts not offset
	amounts of	amounts		Financial		Net
(in thousands)	recognized liabilities	offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(8,484)	$-	$(8,484)	$476	$8,008	$-
Derivatives not designated as hedges(2)	(2,741)	-	(2,741)	967	1,668	(106)
Securities sold under agreements to repurchase(3)	(27,639)	-	(27,639)	-	27,639	-
Total	$(38,864)	$-	$(38,864)	$1,443	$37,315	$(106)

(1)	Included in other assets
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

For hedges of the Company’s variable-rate borrowings, interest-rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments.  The Company executed a series of interest-rate swap transactions in 2009 in order to fix the effective interest rate for payments due on its junior subordinated debentures with the objective of reducing the Company’s exposure to adverse changes in cash flows relating to payments on its LIBOR-based floating rate debt.  Select critical terms of the cash flow hedges are as follows:

(in thousands)	Notional	Fixed-rate	Termination date
Hedged item - Junior subordinated debentures issued by:
CoBiz Statutory Trust I	$20,000	4.99%	March 17, 2022
CoBiz Capital Trust II	$30,000	5.99%	April 23, 2020
CoBiz Capital Trust III	$20,000	5.02%	March 30, 2024

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815 for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2017 and 2016.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense. During the next 12 months, the Company estimates that $0.3  million and $0.8  million will be reclassified as a decrease to interest income and an increase to interest expense, respectively.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest-rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting no ineffectiveness is assumed.  For interest-rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At December 31, 2017, the Company had interest rate swaps with a notional amount of $59.2  million used to hedge the change in the fair value of 11 commercial loans.  At December 31, 2016, the Company had interest rate swaps with a notional amount of $55.4 million used to hedge the change in the fair value of ten commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount recognized in noninterest expense during the years ended December 31, 2017, 2016 and 2015 representing hedge ineffectiveness was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest-rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest-rate swaps are simultaneously hedged by offsetting interest-rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest-rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At December 31, 2017, the Company had 102 interest-rate swaps with an aggregate notional amount of $279.0 million related to this program.  Gains and losses arising from changes in the fair value of these swaps are included in “Other income” in the consolidated statement of operations.  During the years ended December 31, 2017, 2016 and 2015 the Company recorded immaterial gains and losses.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  At December 31, 2017, the Company’s foreign currencies were the British pound; Euro; Swiss franc; Mexican peso; Japanese yen;  and Australian, Canadian and New Zealand dollars.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in ‘other’ assets, while contracts in loss positions are recorded in ‘other’ liabilities in the consolidated balance sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, and are included in “Other income” in the consolidated statement of operations.  At December 31, 2017, the Company had entered into forward contracts with a notional amount of $4.8  million that mature in the first two months of 2018.  During the years ended December 31, 2017, 2016 and 2015, the Company recorded immaterial gains and losses on these forward contracts.

11. Income Taxes

The components of consolidated income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Current tax provision:
Federal tax	$11,332	$6,823	$11,346
State tax	1,928	1,374	668
Total current tax provision	13,260	8,197	12,014

Deferred tax provision (benefit):
Federal tax	82	3,532	(2,793)
State tax	(14)	453	(248)
Net deferred tax asset remeasurement	7,150	-	-
Net operating loss carryforward	-	-	633
Total deferred tax provision (benefit)	7,218	3,985	(2,408)

Provision for income taxes	$20,478	$12,182	$9,606
Benefit related to discontinued operations	$-	$-	$(42)

On December 22, 2017, President Trump signed the TCJA into law.  Among other things, the TCJA reduces the corporate federal tax rate from 35% to 21%.  The change in the federal tax rate required the Company to remeasure its deferred tax assets and liabilities, resulting in a decrease to the net deferred tax asset, with a corresponding increase to tax expense of $7.2 million.  Included in the remeasurement of deferred tax assets and liabilities were items that were originally established through OCI.  This results in a disproportionate tax effect for those items still recorded in AOCI.  Under current GAAP, those items would continue to be reported in AOCI until such time as the underlying transactions were settled and would then be reclassified as a component of the provision for income taxes.  However, in February 2018, the FASB voted to approve an ASU that would allow companies to reclassify the stranded tax effects from the TCJA from AOCI to retained earnings.

Also on December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the TCJA’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the TCJA enactment, during which a company acting in good faith may complete the accounting for the impacts of the TCJA. In accordance with SAB 118, the Company will reflect the income tax effects of the TCJA in the reporting period in which the accounting is complete.  The Company's accounting for the  impact on its net deferred tax assets is based upon reasonable estimates of the tax effects of the TCJA; however, its estimates may change upon the finalization of its implementation and additional interpretive guidance from regulatory authorities. Among other things, the Company needs to obtain year-end partnership statements. The Company will complete its accounting for the TCJA during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.

At December 31, 2017, the Company did not have any net operating loss carryforwards from any tax jurisdiction.  The deferred tax benefit relating to discontinued operations includes deferred tax expense of $0.8 million for the year ended December 31, 2015.

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

The Company conducted an analysis to assess the need of a valuation allowance at December 31, 2017, 2016 and 2015.  As part of this assessment, all available evidence, including both positive and negative, was considered to determine whether based on the weight of such evidence, a valuation allowance for deferred tax assets was needed.  In accordance with ASC Topic 740-10, Income

Taxes (ASC 740), a valuation allowance is deemed to be needed when, based on the weight of the available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or all of a deferred tax asset will not be realized.  The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.

At December 31, 2017 and 2016, the Company was in a positive three-year cumulative income position, had availability in its carryback years to absorb potential deferred income tax asset reversals and had financial forecasts of pre-tax income that were sufficient to absorb the deferred income tax assets.  Accordingly, the Company determined that a valuation allowance was not warranted at December 31, 2017 and 2016.

In the first quarter of 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires the recognition of all excess tax benefits or tax deficiencies in the income statement as income tax expense/benefit. Upon exercise or vesting of a share-based award, an excess tax benefit will be recognized if the tax deduction exceeds the compensation expense that was previously recorded for financial statement purposes.  Under previous GAAP, any excess tax benefits were recognized in additional paid-in capital to offset current-period and subsequent-period tax deficiencies.  Tax benefits of $0.7 million and $0.3 million were recorded during the years ended December 31, 2017 and 2016 as a result of share awards vested/exercised during the respective years.

The net change in deferred taxes related to investment securities available for sale and cash flow hedges is included in other comprehensive income. The temporary differences, tax effected, which give rise to the Company’s net deferred tax assets at December 31, 2017 and 2016 are as follows:

	At December 31,
(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan and credit losses	$9,342	$12,625
Intangible assets	858	1,403
Other real estate owned	2,120	3,276
Deferred loan fees	201	185
Other accrued liabilities	1,206	1,709
Stock-based compensation	582	971
Interest on nonaccrual loans	97	216
Employee bonus	526	2,271
Investment securities and derivatives	54	-
Other	268	710
Total deferred tax assets	$15,254	$23,366

Deferred tax liabilities:
Deferred initial direct loan costs	$(1,061)	$(1,602)
Property, plant and equipment	(651)	(1,106)
Prepaid assets	(363)	(356)
FHLB stock dividends	(65)	(53)
Investment securities and derivatives	-	(348)
Total deferred tax liabilities	$(2,140)	$(3,465)

Net deferred tax assets	$13,114	$19,901

A reconciliation of the statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is shown below:

	For the year ended December 31,
(in thousands)	2017	2016	2015
Statutory rate	35.00%	35.00%	35.00%
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	2.37%	2.64%	2.57%
Tax exempt income	(12.08)%	(11.69)%	(11.55)%
Nondeductible compensation	0.20%	0.19%	0.25%
Meals and entertainment	0.38%	0.42%	0.64%
Share-based compensation	(1.14)%	(0.62)%	-%
Other - net	0.24%	(0.06)%	(0.03)%
Net deferred tax asset remeasurement	13.39%	-%	-%
Effective income tax rate	38.36%	25.88%	26.88%

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2017, 2016 and 2015, the Company did not have any unrecognized benefits.

Penalties and interest are classified as income tax expense when incurred. There were no interest and penalties accrued during the years ended December 31, 2017, 2016 and 2015.

The Company files income tax returns in the U.S. federal jurisdiction and in several state jurisdictions.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2014
Colorado	2013
Arizona	2013

12. Shareholders’ Equity

Common Stock – At December 31, 2017 and 2016, the Company has reserved the following shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	At December 31,
	2017	2016
Exercise of outstanding stock options	199,946	285,999
Exercise of outstanding stock warrants	-	895,968
Future granting of option and stock awards	2,311,829	2,421,120
Future stock purchases through ESPP	167,099	197,066
	2,678,874	3,800,153

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

Warrant — The Company issued a warrant on December 19, 2008 as part of the Company’s participation in the federal Troubled Asset Relief Plan (TARP) Capital Purchase Program under the Emergency Economic Stabilization Act of 2008.  The warrant had a 10-year term and allowed for the purchase of 895,968 shares of the Company’s common stock at an exercise price of $10.79 per share.  On October 20, 2017,  the warrant was exercised in a cashless transaction and the Company issued 432,299 shares of common stock in full settlement of the warrant.

Dividends — The Company’s ability to pay dividends to its shareholders is generally dependent upon the payment of dividends by the Bank to the Parent.  The Bank cannot pay dividends to the extent it would be deemed undercapitalized by the FDIC after making such dividend.  At December 31, 2017, the Bank was not otherwise restricted in its ability to pay a dividend to the Parent as its earnings in the current and prior two years, net of dividends paid during those years, was $81.1 million.

Dividends on the Company’s capital stock (common and preferred stock, if any) are prohibited under the terms of the junior subordinated debenture agreements (see Note 9 – Long-Term Debt) if the Company is in continuous default on its payment obligations to the capital trusts, has elected to defer interest payments on the debentures or extends the interest payment period.  At December 31, 2017, the Company was not in default on any of the junior subordinated debenture issuances.

Dividends declared per common share for the years ended December 31, 2017, 2016 and 2015 were $0.21,  $0.19 and $0.17, respectively.  Dividends on the Series C Preferred Stock for the year ended December 31, 2015 were $0.3 million.

13. Accumulated Other Comprehensive Income (Loss) Reclassifications

The following table provides information on reclassifications out of accumulated other comprehensive income:

	Year ended December 31,
AOCI component (in thousands)	2017	2016	2015	Affected line item in the consolidated statements of income
Available for sale securities:
Realized gain	$249	$94	$318	Net (gain) loss on securities, other assets and OREO
Taxes	(94)	(36)	(121)	Provision for income taxes
Subtotal	155	58	197
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	1,658	1,831	1,904	Interest on taxable / nontaxable securities
Taxes	(629)	(696)	(724)	Provision for income taxes
Subtotal	1,029	1,135	1,180
Cash flow hedges:
Loans	668	630	927	Interest and fees on loans
Debt	(1,319)	(1,690)	(2,009)	Interest on subordinated debentures and notes payable
Realized loss	(651)	(1,060)	(1,082)
Taxes	246	404	411	Provision for income taxes
Subtotal	(405)	(656)	(671)
Total reclassifications for the period	$779	$537	$706

Accumulated other comprehensive income (in thousands)	Available for sale securities	Held to maturity securities	Cash flow hedges	Total
Balance at December 31, 2014	$7,168	$-	$(2,840)	$4,328
Other comprehensive income (loss) items	222	-	(561)	(339)
Reclassifications	(197)	(1,180)	671	(706)
Transfers	(5,469)	5,469	-	-
Other comprehensive income (loss), net of tax	(5,444)	4,289	110	(1,045)
Balance at December 31, 2015	1,724	4,289	(2,730)	3,283
Other comprehensive loss items	(8)	-	(2,172)	(2,180)
Reclassifications	(58)	(1,135)	656	(537)
Other comprehensive loss, net of tax	(66)	(1,135)	(1,516)	(2,717)
Balance at December 31, 2016	1,658	3,154	(4,246)	566
Other comprehensive income (loss) items	197	-	(125)	72
Reclassifications	(155)	(1,029)	405	(779)
Other comprehensive income (loss), net of tax	42	(1,029)	280	(707)
Balance at December 31, 2017	$1,700	$2,125	$(3,966)	$(141)

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

Income available to common shareholders together with weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Year ended December 31,
(in thousands, except share amounts)	2017	2016	2015
Net income from continuing operations	$32,918	$34,899	$26,140
Net loss from discontinued operations	-	-	(71)
Net income	32,918	34,899	26,069
Preferred stock dividends	-	-	(320)
Net income available to common shareholders	32,918	34,899	25,749
Dividends and undistributed earnings allocated to participating securities	(326)	(397)	(331)
Earnings allocated to common shares (1)	$32,592	$34,502	$25,418

Weighted average common shares - issued	41,819,903	41,379,894	40,991,762
Average unvested restricted share awards	(413,042)	(470,414)	(522,238)
Weighted average common shares outstanding - basic	41,406,861	40,909,480	40,469,524
Dilutive potential common shares	340,707	215,433	255,524
Weighted average common shares outstanding - diluted	41,747,568	41,124,913	40,725,048
Weighted average antidilutive securities outstanding (2)	22,794	125,022	154,714

Earnings per common share:
Basic - continuing	$0.79	$0.84	$0.63
Diluted - continuing	$0.78	$0.84	$0.62
Basic - discontinued	$-	$-	$-
Diluted - discontinued	$-	$-	$-
Basic	$0.79	$0.84	$0.63
Diluted	$0.78	$0.84	$0.62

(1)

Earnings allocated to common shareholders for basic EPS under the two-class method may differ from earnings allocated for diluted EPS when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive stock options and restricted share awards excluded from the diluted earnings per share computation.

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

The 2005 Plan authorizes the issuance of 5,250,000 shares.  Under the 2005 Plan, the Compensation Committee of the Company has the authority to determine the identity of the key employees, consultants and directors who shall be granted options; the option price, which shall not be less than 85% of the fair market value of the common stock on the date of grant; and the manner and times at which the options shall be exercisable. Shares available for grant under the 2005 Plan at December 31, 2017, totaled 2,311,829.

During 2017,  2016 and 2015, the Company recognized compensation expense from continuing operations of $3.1 million, $3.2 million and $3.3 million, respectively, for stock-based compensation awards for which the requisite service was rendered during the year.  The Company recognizes forfeitures as they occur.  The Company recognized an income tax benefit of $1.1 million, $1.2 million and $1.2 million on compensation expense for 2017,  2016 and 2015, respectively.  In addition, the Company recognized excess tax benefits of $0.7 million and $0.3 million as a reduction to income tax expense in 2017 and 2016, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected term of options granted is based on the options’ vesting schedule and the Company’s historical exercise patterns for different employee groups and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock and vesting period of the option to be issued. The dividend yield is determined by annualizing the dividend rate as a percentage of the Company’s stock price. The following weighted-average assumptions were used for grants issued during the years ended December 31, 2017, 2016 and 2015:

	2017			2016			2015
		Range			Range			Range
	Weighted			Weighted			Weighted
	average	Low	High	average	Low	High	average	Low	High
Risk-free interest rate	1.83%	1.60%	2.18%	1.38%	0.87%	1.99%	1.38%	0.99%	1.84%
Expected dividend yield	1.19%	1.08%	1.28%	1.47%	1.27%	1.66%	1.36%	1.25%	1.41%
Expected volatility	26.08%	25.80%	27.03%	28.61%	25.92%	34.27%	33.15%	25.90%	37.65%
Expected life (years)	4.8			3.9			4.0

The following table summarizes changes in stock option awards for the year ended December 31, 2017:

	2017
		Weighted average
Stock Option Awards	Shares	exercise price
Outstanding - beginning of year	285,999	$10.45
Granted	45,333	17.57
Exercised	(109,136)	9.93
Forfeited	(22,250)	12.28
Outstanding - end of year	199,946	$12.14
Exercisable - end of year	108,702	$10.16

There were 199,946 options vested or expected to vest with a weighted average price of $12.14 at December 31, 2017. The weighted-average remaining terms at December 31, 2017 for options outstanding, vested or expected to vest and options exercisable at the end of the period were 4.2,  4.0 and 4.0 years, respectively. The aggregate intrinsic value for options outstanding, vested or expected to vest, and options exercisable at December 31, 2017 was $1.6 million, $1.6 million and $1.1 million, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $4.05,  $2.77 and $2.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.8 million, $1.1 million and $0.8 million, respectively.

The following table summarizes the Company’s outstanding stock options:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	exercise	remaining	Number	exercise
Range of exercise price	outstanding	price	life (years)	exercisable	price
$6.00 - $9.56	46,200	$7.67	1.5	46,200	$7.67
$9.87 - $11.34	48,000	10.98	3.9	35,001	11.03
$11.45 - $12.59	40,667	12.28	5.0	9,584	12.37
$12.70 - $16.89	43,746	14.93	5.3	17,917	13.67
$17.20 - $21.14	21,333	18.44	6.6	-	-
	199,946	$12.14	4.2	108,702	$10.16

The following table summarizes changes in restricted stock awards for the year ended December 31, 2017:

	2017
		Weighted average
		grant date
Restricted Stock Awards	Shares	fair value
Unvested - beginning of year	467,203	$11.50
Granted	207,841	17.14
Vested	(253,530)	11.93
Forfeited	(50,999)	13.77
Unvested - end of year	370,515	$13.98

The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015, was $17.14,  $11.54 and $11.52, respectively.  The fair value of restricted stock amounts vested during the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $3.3 million and $4.5 million, respectively.

At December 31, 2017, there was $3.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the 2005 Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

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

	For the year ended December 31,
	2017	2016	2015
Available ESPP shares - beginning of year	197,066	233,879	273,188
Purchases	(29,967)	(36,813)	(39,309)
Available ESPP shares - end of year	167,099	197,066	233,879

Employee 401(k) Plan — The Company has a defined contribution plan covering substantially all its employees. Employees may contribute up to the maximum allowed by the Internal Revenue Service.  The Company may also make discretionary contributions within the limits of the 401(k) Plan and Internal Revenue Service limitations.  The Company matched 4.5%,  4.5% and 3.0% of eligible compensation for the years ended December 31, 2017 2016 and 2015.  Employer contributions charged to expense for the years ended December 31, 2017, 2016 and 2015 were $2.2 million, $1.8 million and $1.3 million, respectively, and are included in the consolidated statements of income under the caption “Salaries and employee benefits.”

16. Commitments and Contingencies

Lease Commitments — The Company has various operating lease agreements for office space. Generally, leases are subject to rent escalation provisions in subsequent years and have renewal options at the end of the initial lease terms.  Leasehold improvements are amortized over the useful life of the improvements or the lease term if shorter.  Rent expense (excluding ancillary charges for common area expense, maintenance, etc.) for the years ended December 31, 2017, 2016 and 2015, was $4.7 million, $5.8 million and $4.9 million, respectively.  The Company entered into sublease agreements for two leased locations and at December 31, 2017, future minimum sublease payments to be received are $0.8 million.

A director holds interests in a bank location currently leased by the Company and interests in the building where the Company leased its former corporate offices.  Rent payments under the related party leases were $0.2 million for the year ended December 31, 2017 and $2.1 million for the years ended December 31, 2016 and 2015, respectively.  The Company was current on these lease obligations at all times.  Future contractual obligations of $0.1 million will be paid to entities controlled by the director and are included in the table below of future minimum lease payments under all non-cancelable operating leases.

Year ending December 31,
(in thousands)	Amount
2018	$5,493
2019	4,476
2020	3,756
2021	2,375
2022	2,343
Thereafter	11,998
Total	$30,441

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

Financial Instruments With Off-Balance Sheet Risk — In the normal course of business, the Company has entered into financial instruments which are not reflected in the accompanying consolidated financial statements:

	At December 31,
(in thousands)	2017	2016
Commitments to originate commercial or real estate construction loans and unused lines of credit granted to customers	$975,903	$887,627

Commitments to originate consumer loans — personal lines of credit and equity lines	$40,682	$41,376

Overdraft protection plans	$21,188	$22,919

Letters of credit	$30,032	$26,631

Unfunded commitments for unconsolidated investments	$5,916	$6,664

Company guarantees	$4,249	$3,127

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

Unfunded Commitments for Unconsolidated Investments — The Company has committed to purchase up to $11.5 million in limited partnership interests of four entities, of which $5.9 million was unfunded at December 31, 2017. Certain shareholders and directors also have interests in some of these entities.

Company Guarantees — The Company guarantees, to the issuing merchant banks, the credit card debt transactions for certain customers.  The Company also provides guarantees to the FHLB for certain forgivable loans used to support affordable housing in our market areas.

Federal Reserve Bank Stock — The fair value of the Federal Reserve Bank stock approximates its carrying value, which is based on the redemption provisions of the Federal Reserve Bank.  At December 31, 2017, the Company held 83,553 shares of Federal Reserve Bank stock with a fair value of $4.2 million (subscription value of $50).  This investment represents 50% of the par value due to the Federal Reserve Bank to become a member bank and the stock cannot be sold, traded, or pledged as collateral for loans.  Although the probability is remote, the remaining 50% or $4.2 million due to the Federal Reserve Bank may be callable at its discretion.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of regulatory capital (as defined in the regulations) to risk-weighted assets and of regulatory capital to average assets.  At December 31, 2017 and 2016, management believes the Company and Bank meet all capital adequacy requirements to which they are subject.

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

At December 31, 2017, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Common Equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events that management believes have changed the Bank’s categories.

The following table presents the actual and required capital ratios at December 31, 2017 and 2016 under the Basel III capital rules.

	At December 31, 2017		At December 31, 2016		Capitalized ratio
	Ratios		Ratios			Minimum ratio plus
(in thousands)	Bank	Company	Bank	Company	Well(1)	fully phased-in CCB
Common equity tier 1 capital	12.2%	9.9%	11.9%	9.8%	6.5%	7.0%
Tier 1 capital	12.2%	11.8%	11.9%	11.6%	8.0%	8.5%
Total capital	13.2%	14.6%	12.9%	14.5%	10.0%	10.5%
Tier 1 leverage	10.5%	10.1%	10.4%	10.2%	5.0%	4.0%

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

Available for Sale Securities – At December 31, 2017, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities are determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayment speeds and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the market is not active and are therefore classified as Level 2 or 3.  In the second quarter of 2016, the Company transferred a TPS from Level 2 to Level 3 due to the lack of recent market activity.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Unrealized gains on TPS Level 3 transfers and total net unrealized gains recognized in AOCI at December 31, 2017 and 2016 were immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At December 31, 2017 and 2016, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$21,983	$363	$12,521	$9,099
Corporate debt securities	141,495	-	141,495	-
Municipal securities	3,275	-	3,275	-
Total available for sale securities	$166,753	$363	$157,291	$9,099

Derivatives:
Cash flow hedge	$113	$-	$113	$-
Fair value hedge	628	-	628	-
Non-designated hedges	2,081	-	2,081	-
Foreign exchange forward contracts	28	-	28	-
Total derivative assets	$2,850	$-	$2,850	$-

Liabilities
Derivatives:
Cash flow hedge	$6,732	$-	$6,732	$-
Fair value hedge	633	-	633	-
Non-designated hedges	2,176	-	2,176	-
Foreign exchange forward contracts	44	-	44	-
Total derivative liabilities	$9,585	$-	$9,585	$-

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$37,624	$4,283	$23,893	$9,448
Corporate debt securities	92,077	-	92,077	-
Municipal securities	3,280	-	3,280	-
Total available for sale securities	$132,981	$4,283	$119,250	$9,448

Derivatives:
Fair value hedge	$476	$-	$476	$-
Non-designated hedges	2,755	-	2,755	-
Foreign exchange forward contracts	52	-	52	-
Total derivative assets	$3,283	$-	$3,283	$-

Liabilities
Derivatives:
Cash flow hedge	$7,639	$-	$7,639	$-
Fair value hedge	845	-	845	-
Non-designated hedges	2,736	-	2,736	-
Foreign exchange forward contracts	5	-	5	-
Total derivative liabilities	$11,225	$-	$11,225	$-

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	For the year ended December 31,
(in thousands)	2017	2016
Beginning balance	$9,448	$5,810
Transfers and purchases	-	3,276
Net accretion	117	89
Sales / calls / maturities	(1,000)	-
Unrealized gain included in comprehensive income	534	273
Ending balance	$9,099	$9,448

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

The following tables present the Company’s nonfinancial assets measured at fair value on a nonrecurring basis at December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant other	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At December 31, 2017
Impaired loans	$3,792	$-	$-	$3,792
OREO	$5,351	$-	$-	$5,351

At December 31, 2016
Impaired loans	$1,425	$-	$-	$1,425
OREO	$5,351	$-	$-	$5,351

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain (loss) for the year ended
	December 31,
(in thousands)	2017	2016	2015
Impaired loans	$398	$2,831	$(5,980)
OREO	-	-	69

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the condensed consolidated balance sheet:

	At December 31,
(in thousands)	2017	2016
OREO recorded at fair value	$5,351	$5,351
Estimated selling costs	(272)	(272)
OREO	$5,079	$5,079

Valuation adjustments on OREO and additional gains or losses at the time OREO is sold are recognized in current earnings under the caption “Net gain on securities, other assets and other real estate owned.”  There were no OREO transactions for the years ended December 31, 2017 and 2016.

The following table provides information describing the valuation processes used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy.

	At December 31, 2017
	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$9,099	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	7%	5% - 15%

Impaired loans:
Commercial	$2,581	Sales comparison	(1)	Management discount for asset type	59%	0% - 98%
Real estate - mortgage	57	Sales comparison	(2)	Sales comparison adjustments	(4)%	NA
Consumer	1,154	Sales comparison	(2)	Sales comparison adjustments	(11)%	(7)% - (20)%
Total impaired loans	$3,792

OREO:
Commercial	$190	Property appraisals	(2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals	(2)	Management discount for property type	17%	NA
Total OREO	$5,351

	At December 31, 2016
	Fair Value				Weighted
Category	(in thousands)	Valuation Technique		Unobservable Input	Average	Range
Trust preferred securities	$9,448	Market approach		Discount to carrying value using broker quotes or observable prices on similar securities	13%	1% - 28%

Impaired loans:
Commercial	$1,057	Sales comparison	(1)	Management discount for asset type	59%	0% - 76%
Real estate - mortgage	269	Sales comparison	(2)	Sales comparison adjustments	18%	NA
Consumer	99	Sales comparison	(2)	Sales comparison adjustments	(1)%	(11)% - 10%
Total impaired loans	$1,425

OREO:
Commercial	$190	Property appraisals	(2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals	(2)	Management discount for property type	17%	NA
Total OREO	$5,351

(1)	Discount represents management discounts applied to market valuation of various business assets, including accounts receivable and inventory.
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

The following table includes the estimated fair value of the Company’s financial instruments. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
(in thousands)	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$80,180	$80,180	$96,050	$96,050
Investment securities available for sale	166,753	166,753	132,981	132,981
Investment securities held to maturity	362,544	360,071	366,041	363,178
Other investments	2,174	2,174	2,173	2,173
Loans — net	3,107,622	3,080,935	2,900,812	2,868,091
Accrued interest receivable	14,150	14,150	12,223	12,223
Derivatives	2,850	2,850	3,283	3,283

Financial liabilities:
Deposits	$3,225,220	$3,224,417	$3,029,783	$3,029,226
Securities sold under agreements to repurchase	52,959	49,436	27,639	26,101
Short-term borrowings	77,640	77,640	106,230	106,230
Accrued interest payable	1,077	1,077	1,038	1,038
Subordinated notes payable	59,195	58,451	59,111	58,681
Junior subordinated debentures	72,166	72,166	72,166	72,166
Derivatives	9,585	9,585	11,225	11,225

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

The fair value estimates presented herein are based on pertinent information available to management at December 31, 2017 and 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

As discussed in Note 2 – Discontinued Operations, the Company ceased the operations of GMB in the first quarter of 2015.  The results of GMB’s operations are reported within the Fee-Based Lines segment as discontinued operations for 2015.

The Corporate Support and Other segment consist of activities that are not directly attributable to the other reportable segments and include centralized bank operations and the activities of the Parent.

The financial information for each business segment reflects that information which is specifically identifiable or which is allocated based on an internal allocation method.  Results of operations and selected financial information by segment are as follows:

	For the year ended December 31, 2017
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$142,845	$2	$340	$143,187
Total interest expense	5,265	14	7,334	12,613
Provision for loan losses	3,425	-	(140)	3,285
Noninterest income	13,811	19,401	789	34,001
Noninterest expense	34,116	17,248	56,530	107,894
Management fees and allocations	32,982	1,269	(34,251)	-
Provision (benefit) for income taxes	41,866	1,269	(22,657)	20,478
Net income (loss)	$39,002	$(397)	$(5,687)	$32,918

Depreciation and amortization	$2,764	$573	$320	$3,909

Identifiable assets at December 31, 2017	$3,812,546	$8,341	$25,385	$3,846,272

	For the year ended December 31, 2016
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$127,403	$2	$377	$127,782
Total interest expense	4,427	25	7,279	11,731
Provision for loan losses	(1,816)	-	(285)	(2,101)
Noninterest income	14,050	18,282	1,828	34,160
Noninterest expense	38,159	17,422	49,650	105,231
Management fees and allocations	27,912	1,673	(29,585)	-
Provision (benefit) for income taxes	32,606	372	(20,796)	12,182
Net income (loss) from continuing operations	40,165	(1,208)	(4,058)	34,899
Loss from discontinued operations, net of tax	-	-	-	-
Net income (loss)	$40,165	$(1,208)	$(4,058)	$34,899

Depreciation and amortization	$2,613	$807	$112	$3,532

Identifiable assets at December 31, 2016	$3,593,528	$11,053	$25,732	$3,630,313

	For the year ended December 31, 2015
			Corporate
	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Income Statement
Total interest income	$119,896	$2	$1,368	$121,266
Total interest expense	3,947	44	5,599	9,590
Provision for loan losses	6,837	-	(417)	6,420
Noninterest income	11,427	17,879	1,361	30,667
Noninterest expense	37,849	16,331	45,997	100,177
Management fees and allocations	25,225	1,334	(26,559)	-
Provision (benefit) for income taxes	27,679	643	(18,716)	9,606
Net income (loss) from continuing operations	29,786	(471)	(3,175)	26,140
Income from discontinued operations, net of tax	-	(71)	-	(71)
Net income (loss)	$29,786	$(542)	$(3,175)	$26,069

Depreciation and amortization	$2,430	$792	$33	$3,255

Identifiable assets at December 31, 2015	$3,317,977	$10,554	$23,236	$3,351,767

20. Condensed Financial Statements of Parent Company

Condensed financial statements pertaining only to CoBiz Financial Inc. are presented below.  Investments in subsidiaries are stated using the equity method of accounting.

Condensed Balance Sheets	At December 31,
(in thousands)	2017	2016
Assets:
Cash on deposit at subsidiary bank	$17,639	$16,588
Investment in bank subsidiary	406,474	377,104
Investment in non-bank subsidiaries	21,830	25,792
Accounts receivable from bank subsidiary	7,238	7,916
Accounts receivable from non-bank subsidiaries	443	1,398
Other	14,540	17,350
Total assets	$468,164	$446,148

Liabilities and shareholders' equity:

Liabilities:
Accounts payable to bank subsidiary	$2,657	$3,902
Accounts payable to non-bank subsidiaries	290	4,306
Subordinated notes payable	59,195	59,111
Junior subordinated debentures	72,166	72,166
Other liabilities	4,572	4,353
Total liabilities	138,880	143,838

Shareholders' equity	329,284	302,310
Total liabilities and shareholders' equity	$468,164	$446,148

Condensed Statements of Income	For the years ended December 31,
(in thousands)	2017	2016	2015
Income:
Management fees	$1,050	$3,908	$3,872
Dividends from bank subsidiary	10,649	8,861	8,221
Dividends from non-bank subsidiaries	5,054	1,070	2,962
Interest income	131	171	195
Other income	807	1,847	1,380
Total income	17,691	15,857	16,630

Expense:
Salaries and employee benefits	1,471	4,147	4,518
Interest expense	7,389	7,383	5,737
Other expense	1,752	2,260	2,614
Total expense	10,612	13,790	12,869
Income before income taxes	7,079	2,067	3,761
Benefit for income taxes	(2,020)	(2,898)	(2,751)
Net income before equity in undistributed
earnings of subsidiaries	9,099	4,965	6,512
Equity in undistributed earnings of subsidiaries	23,819	29,934	19,557
Net income	$32,918	$34,899	$26,069

Condensed Statements of Cash Flows	For the years ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$32,918	$34,899	$26,069
Equity in undistributed earnings of subsidiaries	(23,819)	(29,934)	(19,557)
Stock-based compensation	402	631	620
Change in other assets and liabilities	(438)	2,509	(7,480)
Net cash provided by (used in) operating activities	9,063	8,105	(348)

Cash flows from investing activities:
Net advances (to) from subsidiaries	766	(2,162)	1,095
Other	(448)	(2,829)	(27)
Net cash provided by (used in) investing activities	318	(4,991)	1,068

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,581	2,118	1,733
Taxes paid in net settlement of restricted stock	(1,126)	(891)	(1,207)
Proceeds from issuance of notes payable	-	-	59,250
Redemption of preferred stock	-	-	(57,366)
Dividends paid on common stock	(8,785)	(7,858)	(6,953)
Dividends paid on preferred stock	-	-	(463)
Other	-	-	(104)
Net cash used in financing activities	(8,330)	(6,631)	(5,110)

Net increase (decrease) in cash and cash equivalents	1,051	(3,517)	(4,390)
Cash and cash equivalents - beginning of year	16,588	20,105	24,495
Cash and cash equivalents - end of year	$17,639	$16,588	$20,105

21. Supplemental Financial Data

Other income and Other expense as shown in the consolidated statements of income is detailed in the following schedules to the extent the components exceed one percent of the aggregate of total interest income and other income.

Other noninterest income	Year ended December 31,
(in thousands)	2017	2016	2015
Loan fees	$2,515	$2,853	$1,787
Other customer service fees	2,900	2,704	2,497
Bank-owned life insurance	1,366	1,367	1,334
Other investments	1,234	2,477	1,312
Derivative valuation	(175)	281	(24)
Other	136	137	20
Total	$7,976	$9,819	$6,926

Other noninterest expense	Year ended December 31,
(in thousands)	2017	2016	2015
Marketing and business development	$2,699	$2,879	$2,799
Service contracts	5,506	5,281	4,545
Professional fees	3,519	2,917	2,818
Office supplies and delivery	1,175	1,357	1,461
Other	3,839	4,189	3,905
Total	$16,738	$16,623	$15,528

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

	2017				2016
(in thousands)	Q4(1)	Q3	Q2	Q1	Q4	Q3(2)	Q2	Q1
Interest income	$37,753	$36,947	$35,406	$33,081	$32,779	$32,308	$31,500	$31,195
Interest expense	3,031	3,178	3,401	3,003	2,891	2,907	2,967	2,966
Net interest income	34,722	33,769	32,005	30,078	29,888	29,401	28,533	28,229
Income before income taxes	14,411	15,312	12,988	10,685	11,825	13,812	11,729	9,715
Net income	$3,622	$11,193	$9,489	$8,614	$8,733	$10,269	$8,532	$7,365

Basic earnings per share(3)	$0.09	$0.27	$0.23	$0.21	$0.21	$0.25	$0.21	$0.18

Diluted earnings per share(3)	$0.09	$0.27	$0.23	$0.20	$0.21	$0.25	$0.21	$0.18

(1)	Net income for the fourth quarter of 2017 was reduced due to a $7.2 million increase to income tax expense as a result of the TCJA.
(2)	Net income for the third quarter of 2016 benefited from noninterest income of $1.4 million on other investments and a $1.2 million provision for loan loss reversal.
(3)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal earnings per share for the year as disclosed elsewhere in this report.