Form 10-Q
period 2018-03-31
COBIZ FINANCIAL INC
filed 2018-04-27
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

There were 42,366,023 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at April  23, 2018.

1 | Page

2 | Page

Part I.  Financial Information

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

The following are acronyms, abbreviations and definitions of terms used in this report:

GLOSSARY OF ACRONYMS, ABBREVIATIONS AND ENTITIES
ABB	Arizona Business Bank	FHLMC	Federal Home Loan Mortgage Corporation
ALCO	Asset/Liability Management Committee	FNMA	Federal National Mortgage Association
ALLL	Allowance for Loan and Lease Losses	FOMC	Federal Open Market Committee
AOCI	Accumulated Other Comprehensive Income	FRB	Federal Reserve Board
ASC	Accounting Standards Codification	GAAP	Generally Accepted Accounting Principles
ASU	Accounting Standards Update	GNMA	Government National Mortgage Association
AUM	Assets Under Management	ICS	Insured Cash Sweep Service
Bank	CoBiz Bank	MBS	Residential Mortgage-Backed Securities
BOLI	Bank-Owned Life Insurance	NAICS	North American Industry Classification System
CBB	Colorado Business Bank	NII	Net Interest Income
CCB	Capital Conservation Buffer	NIM	Net Interest Margin
CDARS	Certificate Deposit Account Registry Service	NM	Not Meaningful
CDs	Certificate of Deposit	OCI	Other Comprehensive Income
CECL	Current Expected Credit Loss under ASU 2016-13	OREO	Other Real Estate Owned
CFO	Chief Financial Officer	OTTI	Other-Than-Temporary Impairment
CoBiz	CoBiz Financial Inc.	Parent or Holding Company	CoBiz Financial Inc.
CoBiz Insurance	CoBiz Insurance Inc.	P&C	Property and Casualty Insurance
CoBiz Wealth	CoBiz Wealth LLC	Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Company	CoBiz Financial Inc.	SBA	Small Business Administration
Customer Repurchase Agreements	Securities sold under agreements to repurchase	SBIC	Small Business Investment Company
EPS	Earnings Per Share	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TCJA	Tax Cuts and Jobs Act
FDIC	Federal Deposit Insurance Corporation	TPS	Trust Preferred Securities
Federal Reserve	Board of Governors of the Federal Reserve System	VIE	Variable Interest Entity
FHLB	Federal Home Loan Bank

3 | Page

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At March 31, 2018 and December 31, 2017

	March 31,	December 31,
(in thousands, except share amounts)	2018	2017
Assets
Cash and due from banks	$53,866	$78,735
Interest-bearing deposits and federal funds sold	13,814	1,445
Total cash and cash equivalents	67,680	80,180

Investment securities available for sale (cost of $183,178 and $164,012, respectively)	184,389	166,753
Investment securities held to maturity (fair value of $381,947 and $360,071, respectively)	386,908	362,544
Other investments	10,954	10,119
Total investments	582,251	539,416

Loans - net of allowance for loan losses of $36,796 and $37,941, respectively	3,047,646	3,107,622
Intangible assets - net of amortization of $7,760 and $7,704, respectively	671	726
Bank-owned life insurance	55,031	55,040
Premises and equipment - net of depreciation of $38,176 and $37,459, respectively	10,110	10,827
Accrued interest receivable	13,506	14,150
Deferred income taxes, net	12,870	13,114
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	4,979	5,079
Other	20,763	20,118
TOTAL ASSETS	$3,815,507	$3,846,272

Liabilities
Deposits
Noninterest-bearing demand	$1,450,789	$1,473,650
Interest-bearing demand	736,929	737,934
Money market	866,108	875,936
Savings	22,976	21,453
Certificates of deposits	102,964	116,247
Total deposits	3,179,766	3,225,220
Securities sold under agreements to repurchase	42,268	52,959
Other short-term borrowings	97,818	77,640
Accrued interest and other liabilities	25,715	29,808
Subordinated notes payable - net of unamortized discount and issuance costs of $783 and $805, respectively	59,217	59,195
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,476,950	3,516,988

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 42,366,023 and 42,217,318 issued and outstanding, respectively	420	418
Additional paid-in capital	203,055	202,111
Retained earnings	136,912	126,896
Accumulated other comprehensive loss, net of income tax of $(564) and $(85), respectively	(1,830)	(141)
TOTAL SHAREHOLDERS' EQUITY	338,557	329,284
TOTAL LIABILITIES AND EQUITY	$3,815,507	$3,846,272

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended
	March 31,
(in thousands, except per share amounts)	2018	2017
INTEREST INCOME:
Interest and fees on loans	$33,773	$29,391
Interest and dividends on investment securities:
Taxable securities	3,521	3,198
Nontaxable securities	244	288
Dividends on securities	160	148
Interest on federal funds sold and other	79	56
Total interest income	37,777	33,081
INTEREST EXPENSE:
Interest on deposits	987	987
Interest on short-term borrowings and securities sold under agreements to repurchase	347	184
Interest on subordinated debentures and notes payable	1,834	1,832
Total interest expense	3,168	3,003
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	34,609	30,078
Provision for loan losses	(325)	607
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,934	29,471
NONINTEREST INCOME:
Service charges	1,655	1,745
Investment advisory income	1,655	1,531
Insurance income	3,459	3,122
Other income	2,192	1,930
Total noninterest income	8,961	8,328
NONINTEREST EXPENSE:
Salaries and employee benefits	19,747	19,120
Occupancy expenses, premises and equipment	3,711	3,605
Amortization of intangibles	56	150
FDIC and other assessments	424	250
Other real estate owned and loan workout costs	71	89
Net gain on securities, other assets and other real estate owned	(120)	(345)
Other expense	4,681	4,245
Total noninterest expense	28,570	27,114
INCOME BEFORE INCOME TAXES	15,325	10,685
Provision for income taxes	2,344	2,071
NET INCOME	$12,981	$8,614

EARNINGS PER COMMON SHARE:
Basic	$0.31	$0.21
Diluted	$0.31	$0.20

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended
	March 31,
(in thousands)	2018	2017
Net income	$12,981	$8,614
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain (loss)	(1,530)	1,820
Reclassification to operations	-	3
	(1,530)	1,823
Held to maturity securities:
Reclassification to operations	(308)	(454)
	(308)	(454)
Cash flow hedges:
Net unrealized loss	(616)	(72)
Reclassification to operations	257	109
	(359)	37
Total other comprehensive income (loss) items	$(2,197)	$1,406

Income tax provision:
Available for sale debt securities:
Net unrealized gain (loss)	$(375)	$688
Reclassification to operations	-	1
	(375)	689
Held to maturity securities:
Reclassification to operations	(75)	(173)
	(75)	(173)
Cash flow hedges:
Net unrealized loss	(151)	(27)
Reclassification to operations	63	42
	(88)	15
Total income tax provision (benefit)	$(538)	$531
Other comprehensive income (loss), net of tax	(1,659)	875
Comprehensive income	$11,322	$9,489

See Notes to Condensed Consolidated Financial Statements

6 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2018 and 2017

	Three months ended
	March 31,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,981	$8,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	884	1,473
Provision for loan losses	(325)	607
Stock-based compensation	767	985
Deferred income taxes	787	2,104
Bank-owned life insurance	(398)	(349)
Net gain on securities, other assets and other real estate owned	-	(345)
Other operating activities, net	(377)	40
Changes in operating assets and liabilities:
Other assets	3,021	1,358
Other liabilities	(5,188)	(6,199)
Net cash provided by operating activities	12,152	8,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(6,718)	(4,440)
Proceeds from other investments	5,961	2,296
Purchase of investment securities available for sale	(24,970)	(53,336)
Purchase of investment securities held to maturity	(41,079)	(41,319)
Maturity, call and principal payments on investment securities available for sale	5,745	17,500
Maturity, call and principal payments on investment securities held to maturity	16,035	16,920
Net proceeds from sale of loans, OREO and repossessed assets	100	-
Loan originations and repayments, net	59,233	(52,738)
Purchase of premises and equipment	(211)	(1,046)
Other investing activities, net	47	657
Net cash provided by (used in) investing activities	14,143	(115,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings accounts	(32,171)	30,303
Net decrease in certificates of deposits	(13,283)	(9,985)
Net increase in short-term borrowings	20,178	48,770
Net increase (decrease) in securities sold under agreements to repurchase	(10,691)	32,186
Proceeds from issuance of common stock	380	608
Taxes paid in net settlement of restricted stock	(886)	(1,105)
Dividends paid on common stock	(2,322)	(2,078)
Net cash provided by (used in) financing activities	(38,795)	98,699

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,500)	(8,519)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,180	96,050
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,680	$87,531

See Notes to Condensed Consolidated Financial Statements

7 | Page

CoBiz Financial Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Nature of Operations and Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements of CoBiz Financial Inc. and its wholly-owned subsidiaries: CoBiz Bank; CoBiz Insurance, Inc.; and CoBiz IM, Inc.; all collectively referred to as the “Company”, “CoBiz”, “we”, “us”, or “our” conform to GAAP in the United States of America for interim financial information and prevailing practices within the banking industry. The operations of the Company are comprised predominantly of the Bank, which operates in its Colorado market areas under the name Colorado Business Bank and in its Arizona market areas under the name Arizona Business Bank.

Organization — The Bank is a commercial banking institution with seven locations in the Denver metropolitan area; one in Boulder; one near Vail; one in Colorado Springs; one in Fort Collins; and four in the Phoenix metropolitan area.  As a state chartered bank, deposits are insured by the Bank Insurance Fund of the FDIC and the Bank is subject to supervision, regulation and examination by the Federal Reserve, Colorado Division of Banking and the FDIC. Pursuant to such regulations, the Bank is subject to special restrictions, supervisory requirements and potential enforcement actions. CoBiz Insurance, Inc. provides commercial and personal P&C insurance brokerage, risk management consulting services to small and medium-sized businesses and individuals and provides employee benefits consulting, insurance brokerage and related administrative support to employers.  CoBiz IM provides wealth planning and investment management to institutions and individuals through its SEC-registered investment advisor subsidiary, CoBiz Wealth, LLC.

The following is a summary of certain of the Company’s significant accounting and reporting policies.

Basis of Presentation —  The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information,  the instructions to Form 10-Q and, where applicable, prevailing practices within the financial services industry.  The December 31, 2017 Condensed Consolidated balance sheet has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

These Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with, and are qualified in their entirety by, the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

8 | Page

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at March 31, 2018 or December 31, 2017.

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

	Three months ended
	March 31,
(in thousands)	2018	2017
Cash paid during the period for:
Interest	$2,550	$2,210
Income taxes	-	1,339

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investment security transactions are recorded on a trade date basis.  At March 31, 2018 and December 31, 2017, the Company had no trading securities.

Available for sale securities consist of bonds, notes and debentures (including corporate debt and TPS) not classified as held to maturity securities and are reported at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of tax, are reported as a net amount in AOCI until realized.

Investment securities held to maturity consist of residential MBS, bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for amortization or accretion of premiums and discounts.

Premiums and discounts, adjusted for prepayments as applicable, are recognized in interest income.  Other than temporary declines in the fair value of individual investment securities held to maturity and available for sale are charged against earnings. Gains and losses on disposal of investment securities are determined using the specific-identification method.

OTTI on debt securities is separated between the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows. The amount due to all other factors is recognized in OCI.

Bank Stocks — FHLB, Federal Reserve and other correspondent bank stocks are accounted for under the cost method.

Loans Held for Investment— Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, deferred fees and costs on originated loans, and unamortized premiums or discounts on purchased loans. Interest is accrued and credited to income daily based on the principal balance outstanding. Loans that are 30 days or more past due based on payments received and applied to the loan are considered

9 | Page

delinquent, excluding loans that are cash-secured.  The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal and interest. When a loan is designated as nonaccrual, the current period’s accrued interest receivable is charged against current earnings while any portions relating to prior periods are charged against the ALLL. Interest payments received on nonaccrual loans are generally applied to the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there has been demonstrated performance in accordance with contractual terms.  The Company may elect to continue the accrual of interest when the loan is in the process of collection and the realizable value of collateral is sufficient to cover the principal balance and accrued interest.

Loans Held for Sale — Loans held for sale include loans the Company has demonstrated its ability and intent to sell.  Loans held for sale are primarily nonperforming loans.  Loans held for sale are carried at the lower of cost or fair value and are evaluated on a loan-by-loan basis.

Impaired Loans — Impaired loans, with the exception of groups of smaller-balance homogenous loans that are collectively evaluated for impairment, are defined as loans for which, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays of less than 90 days and monthly payment shortfalls of less than 10% of the contractual payment on a consumer loan generally are not classified as impaired if the Company ultimately expects to recover its full investment. The Company determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are deemed to be impaired are evaluated in accordance with ASC Topic 310-10-35, Receivables – Subsequent Measurement (ASC 310) and ASC Topic 450-20, Loss Contingencies (ASC 450).

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

Allowance for Loan and Lease Losses — The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged against earnings. Loan losses are charged against the ALLL when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the ALLL.

The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

10 | Page

Allowance for Credit Losses — The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. The allowance for credit losses represents management’s recognition of a separate reserve for off-balance sheet loan commitments and letters of credit. While the ALLL is recorded as a contra-asset to the loan portfolio on the Condensed Consolidated Balance Sheets, the allowance for credit losses is recorded under the caption “Accrued interest and other liabilities”. Although the allowances are presented separately on the balance sheets, any losses incurred from credit losses would be reported as a charge-off in the ALLL, as any loss would be recorded after the off-balance sheet commitment had been funded.

BOLI – The Bank has invested in BOLI policies to fund certain future employee benefit costs.  The policies are recorded at net realizable value.  Changes in the amount that could be realized, including death benefits in excess of the carrying amount, are recorded in the Condensed Consolidated Statements of Income as “Other income”.

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

2.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. Effective January 2018, the Company adopted the aforementioned ASUs

11 | Page

using the modified retrospective method.  In evaluating the effects of these ASUs on its financial statements and disclosures, the Company has determined the following:

•	The primary revenue lines subject to these ASUs are deposit service charges, investment advisory income and insurance income, which represented 16% of total operating revenue in 2017.
•

The adoption of these ASUs did not have a material impact on the Company’s financial statements.  However, the Company has expanded disclosures on the nature, amount and timing of revenue from the impacted revenue lines.  See Note 12 for additional information.

Effective January 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  The main objective of ASU 2016-01 is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments in ASU 2016-01 include the following:  1)  Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2)  Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3)  Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and 4)  Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value.  For public business entities, the amendments of ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU 2016-01, through application of a cumulative effect adjustment to retained earnings, did not have a material impact on the consolidated financial statements. See Note 10 for fair value measurement disclosures.

Effective January 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), regarding how certain cash receipts and cash payments are presented and classified in the statements of cash flows.  ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The Company implemented ASU 2016-15 during the quarter ended March 31, 2018 with application of the retrospective method and cumulative earnings approach for equity method investments. The adoption of ASU 2016-15 did not have a material impact on the consolidated financial statements.

Effective January 2018, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications.  Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications.  The adoption of ASU 2017-09 did not have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from AOCI (ASU 2018-02).  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects of the application of the TCJA.  ASU 2018-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.  The Company early adopted and applied the provisions of ASU 2018-02 during the quarter ended March 31, 2018.  The reclassification from AOCI to retained earnings did not have a material effect on the Company’s financial statements or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by reviewing all existing lease arrangements.  Preliminarily, the Company expects

12 | Page

the primary impact of ASU 2016-02 will relate to its office locations, which are designated as operating leases.  The Company has future operating lease obligations for its locations of $30.4 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02. The Company has formed a lease implementation team which includes members of accounting, facilities and operations to review lease contracts and the requirements of ASU 2016-02.  The implementation team has evaluated third party software solutions to assist with the implementation of ASU 2016-02.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date.  A prospective transition approach is required for these debt securities.  The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.  While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.  In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team that includes the CFO, Chief Credit Officer and members of credit, accounting, finance, and information technology.  The team meets on a weekly basis and is currently evaluating data requirements and loss methodologies.  In the first quarter of 2018, the implementation team finalized its recommendation on a software solution and is currently negotiating a contract.

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

13 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three months ended March 31, 2018 and 2017.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2018	2017
Net income available to common shareholders	$12,981	$8,614
Dividends and undistributed earnings allocated to participating securities	(113)	(93)
Earnings allocated to common shares (1)	$12,868	$8,521

Weighted average common shares - issued	42,267,374	41,606,755
Average unvested restricted share awards	(368,040)	(445,315)
Weighted average common shares outstanding - basic	41,899,334	41,161,440
Dilutive potential common shares	63,448	423,147
Weighted average common shares outstanding - diluted	41,962,782	41,584,587
Weighted average antidilutive securities outstanding (2)	24,661	10,544

Earnings per common share:
Basic	$0.31	$0.21
Diluted	$0.31	$0.20

Dividends declared per share	$0.055	$0.050

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At March 31, 2018				At December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$20,343	$1,886	$459	$21,770	$20,318	$1,870	$205	$21,983
Corporate debt securities	159,590	1,362	1,601	159,351	140,445	1,153	103	141,495
Municipal securities	3,245	26	3	3,268	3,249	41	15	3,275
Total AFS	$183,178	$3,274	$2,063	$184,389	$164,012	$3,064	$323	$166,753
Held to maturity securities (HTM):
Mortgage-backed securities	$342,581	$89	$6,486	$336,184	$318,128	$118	$3,262	$314,984
Trust preferred securities	10,746	1,499	-	12,245	10,721	783	18	11,486
Municipal securities	33,581	44	107	33,518	33,695	73	167	33,601
Total HTM	$386,908	$1,632	$6,593	$381,947	$362,544	$974	$3,447	$360,071

14 | Page

The amortized cost and estimated fair value of investments in debt securities at March 31, 2018, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$3,106	$3,102	$1,705	$1,699
Due after one year through five years	132,397	131,690	23,482	23,440
Due after five years through ten years	21,458	21,626	-	-
Due after ten years	26,217	27,971	19,140	20,624
Mortgage-backed securities	-	-	342,581	336,184
	$183,178	$184,389	$386,908	$381,947

The Company uses investment securities to collateralize public and governmental deposits.  Investment securities with an approximate fair value of $166.9 million and $164.4 million were pledged to secure these deposits of $126.4 million and $116.5 million at March 31, 2018 and December 31, 2017, respectively.

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

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit-related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at March 31, 2018 and December 31, 2017.

There were 211 and 181 securities in the tables below at March 31, 2018 and December 31, 2017, respectively, in an unrealized loss position.

	March 31, 2018
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$697	$46	$6,768	$413	$7,465	$459
Corporate debt securities	116,742	1,591	970	10	117,712	1,601
Municipal securities	794	3	-	-	794	3
Total AFS	$118,233	$1,640	$7,738	$423	$125,971	$2,063

HTM
Mortgage-backed securities	$209,653	$3,755	$107,050	$2,731	$316,703	$6,486
Municipal securities	21,856	103	680	4	22,536	107
Total HTM	$231,509	$3,858	$107,730	$2,735	$339,239	$6,593

15 | Page

	December 31, 2017
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$700	$43	$7,020	$162	$7,720	$205
Corporate debt securities	40,068	94	1,216	9	41,284	103
Municipal securities	1,252	15	-	-	1,252	15
Total AFS	$42,020	$152	$8,236	$171	$50,256	$323

HTM
Mortgage-backed securities	$182,974	$1,457	$104,464	$1,805	$287,438	$3,262
Trust preferred securities	-	-	864	18	864	18
Municipal securities	20,445	163	684	4	21,129	167
Total HTM	$203,419	$1,620	$106,012	$1,827	$309,431	$3,447

Other investments at March 31, 2018 and December 31, 2017, consisted of the following:

	March 31,	December 31,
(in thousands)	2018	2017
Bank stocks — at cost	$8,780	$7,945
Investment in statutory trusts — equity method	2,174	2,174
Total	$10,954	$10,119

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in these investments based on the ultimate recoverability of the par value. At March 31, 2018, the Company did not consider these investments to be other-than-temporarily impaired.

5.  Loans

The following disclosure reports the Company’s loan portfolio segments and classes.  Segments are groupings of similar loans at a level which the Company has adopted systematic methods of documentation for determining its ALLL. Classes are a disaggregation of the portfolio segments.  The Company’s loan portfolio segments are:

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

16 | Page

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

•	Other loans – Other loans include lending products, such as taxable and tax exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at March 31, 2018 and December 31, 2017 were as follows:

(in thousands)	At March 31, 2018	At December 31, 2017
Commercial	$1,236,721	$1,250,356
Real estate - mortgage	1,248,908	1,250,423
Construction & land	230,719	266,081
Consumer	272,702	282,101
Other	97,628	98,916
Loans held for investment	3,086,678	3,147,877

Allowance for loan losses	(36,796)	(37,941)
Unearned net loan fees	(2,236)	(2,314)
Total net loans	$3,047,646	$3,107,622

The Company routinely acquires participating interests in loans originated by other banks which are subsequently included in the loan portfolio.

At March 31, 2018 and December 31, 2017, overdraft demand deposits totaling $0.2 million were reclassified from deposits to loans.

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

17 | Page

The loan portfolio showing total non-classified and classified balances by loan class at March 31, 2018 and December 31, 2017 is summarized below:

	At March 31, 2018
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$69,211	$7,368	$76,579
Finance and insurance	48,509	1,670	50,179
Healthcare	164,842	2,389	167,231
Real estate services	121,183	6,095	127,278
Construction	62,499	3,218	65,717
Public administration	255,454	534	255,988
Other	448,978	44,771	493,749
	1,170,676	66,045	1,236,721
Real estate - mortgage
Residential & commercial owner-occupied	477,346	11,137	488,483
Residential & commercial investor	759,847	578	760,425
	1,237,193	11,715	1,248,908

Construction & land	230,719	-	230,719

Consumer	267,866	4,836	272,702
Other	96,288	1,340	97,628
Total loans held for investment	$3,002,742	$83,936	$3,086,678
Unearned net loan fees			(2,236)
Net loans held for investment			$3,084,442

	At December 31, 2017
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$82,275	$2,912	$85,187
Finance and insurance	40,796	1,722	42,518
Healthcare	161,162	2,623	163,785
Real estate services	124,861	3,986	128,847
Construction	67,232	758	67,990
Public administration	239,230	847	240,077
Other	468,562	53,390	521,952
	1,184,118	66,238	1,250,356
Real estate - mortgage
Residential & commercial owner-occupied	481,061	3,574	484,635
Residential & commercial investor	765,210	578	765,788
	1,246,271	4,152	1,250,423

Construction & land	266,081	-	266,081

Consumer	279,191	2,910	282,101
Other	97,542	1,374	98,916
Total loans held for investment	$3,073,203	$74,674	$3,147,877
Unearned net loan fees			(2,314)
Net loans held for investment			$3,145,563

18 | Page

Transactions in the ALLL by segment for the three months ended March 31, 2018 and 2017 are summarized below:

	Three months ended March 31,
(in thousands)	2018	2017
Allowance for loan losses, beginning of period
Commercial	$16,837	$15,398
Real estate - mortgage	12,690	11,475
Construction & land	4,034	1,997
Consumer	2,617	2,803
Other	826	945
Unallocated	937	675
Total	37,941	33,293

Provision
Commercial	$523	$414
Real estate - mortgage	199	317
Construction & land	(801)	(14)
Consumer	(17)	(279)
Other	16	(29)
Unallocated	(245)	198
Total	(325)	607

Charge-offs
Commercial	$(1,106)	$(26)
Consumer	(9)	(80)
Total	(1,115)	(106)

Recoveries
Commercial	$269	$114
Real estate - mortgage	3	5
Construction & land	17	294
Consumer	6	4
Total	295	417

Allowance for loan losses, end of period
Commercial	$16,523	$15,900
Real estate - mortgage	12,892	11,797
Construction & land	3,250	2,277
Consumer	2,597	2,448
Other	842	916
Unallocated	692	873
Total	$36,796	$34,211

The Company estimates the ALLL in accordance with ASC 310 for purposes of evaluating loan impairment on a loan-by-loan basis and ASC 450 for purposes of collectively evaluating loan impairment by grouping loans with common risk characteristics (i.e. risk classification, past-due status, type of loan, and collateral).  The ALLL is comprised of the following components:

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

19 | Page

For collateral dependent loans that have been specifically identified as impaired, the Company measures fair value based on third-party appraisals, adjusted for estimated costs to sell the property.  Upon impairment, the Company will obtain a new appraisal if one had not been previously obtained in the last 12 months.  For credits over $2.0 million, the Company typically engages an additional third-party appraiser to review the appraisal.  For credits under $2.0 million, the Company’s internal appraisal department reviews the appraisal.  All appraisals are reviewed for adherence to regulations and mathematical accuracy and reasonableness based on recent sales transactions that may have occurred subsequent to or at the time of the appraisal.  Based on this analysis, the appraised value may be adjusted downward if there is evidence that the appraised value may not be indicative of fair value.  Each appraisal is updated on an annual basis, either through a new appraisal or through the Company’s comprehensive internal review process.

Values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when events or circumstances occur that indicate a change in fair value.

•

General Reserves – General reserves are considered part of the allocated portion of the ALLL. The Company uses a comprehensive loan grading process for our loan portfolios. Based on this process, a loss factor is assigned to each pool of graded loans.  A combination of loss experience and external loss data is used in determining the appropriate loss factor.  This estimate represents the probable incurred losses within the portfolio. In evaluating the adequacy of the ALLL, management considers historical losses (Migration), as well as other factors including changes in:

•	Lending policies and procedures
•	National and local economic and business conditions and developments
•	Nature and volume of portfolio
•	Trends of the volume and severity of past-due and classified loans
•	Trends in the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications
•	Credit concentrations

Troubled debt restructurings have a direct impact on the ALLL to the extent a loss has been recognized in relation to the loan modified.  This is consistent with the Company’s consideration of Migration in determining general reserves.

The aforementioned factors enable management to recognize environmental conditions contributing to incurred losses in the portfolio, which have not yet manifested in Migration.  Management believes Migration history adequately captures a substantial percentage of probable incurred losses within the portfolio.

In addition to the allocated reserve for graded loans, a portion of the ALLL is determined by segmenting the portfolio into product groupings with similar risk characteristics.  Part of the segmentation involves assigning increased reserve factors to those lending activities deemed higher-risk, such as leverage-financings, unsecured loans, certain loans lacking personal guarantees, senior housing, speculative residential construction and multifamily loans.

•

Unallocated Reserves – The unallocated reserve, which is judgmentally determined, is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.  The unallocated reserve consists of a missed grade component that is intended to capture the inherent risk that certain loans may be assigned an incorrect loan grade.

In assessing the reasonableness of management’s assumptions, consideration is given to select peer ratios, industry standards and directional consistency of the ALLL.  Ratio analysis highlights divergent trends in the relationship of the ALLL to nonaccrual loans, to total loans and to historical charge-offs.  Although these comparisons can be helpful as a supplement to assess reasonableness of management assumptions, they are not, by themselves, sufficient basis for determining the adequacy of the ALLL.  While management utilizes its best judgment and information available, the ultimate adequacy of the ALLL is dependent upon a

20 | Page

variety of factors beyond the Company’s control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following table summarizes loans held for investment and the ALLL on the basis of the impairment method:

	At March 31, 2018				At December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$52,839	$5,546	$1,184,337	$10,977	$56,566	$5,862	$1,194,005	$10,975
Real estate - mortgage	4,354	395	1,243,577	12,497	1,331	109	1,248,166	12,581
Construction & land	1,044	74	227,854	3,176	1,071	91	263,330	3,943
Consumer	1,339	129	271,444	2,468	1,366	148	280,783	2,469
Other	24	24	97,630	818	-	-	98,945	826
Unallocated	-	-	-	692	-	-	-	937
Total	$59,600	$6,168	$3,024,842	$30,628	$60,334	$6,210	$3,085,229	$31,731

Information on impaired loans at March 31, 2018 and December 31, 2017 is reported in the following tables:

	At March 31, 2018
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$4,365	$4,365	$4,365	$-	$1,161
Finance and insurance	472	472	16	456	16
Healthcare	602	602	438	164	216
Real estate services	5,035	5,035	5,035	-	270
Construction	1,593	1,593	1,516	77	117
Other	41,973	40,772	39,632	1,140	3,766
	54,040	52,839	51,002	1,837	5,546
Real estate - mortgage
Residential & commercial owner-occupied	3,605	3,605	4,531	(926)	383
Residential & commercial investor	749	749	171	578	12
	4,354	4,354	4,702	(348)	395

Construction & land	1,044	1,044	1,044	-	74
Consumer	1,339	1,339	189	1,150	129
Other	24	24	24	-	24
Total	$60,801	$59,600	$56,961	$2,639	$6,168

21 | Page

	At December 31, 2017
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$3,302	$3,302	$3,302	$-	$238
Finance and insurance	473	473	17	456	17
Healthcare	718	718	459	259	207
Real estate services	7,982	7,982	7,982	-	544
Construction	1,689	1,457	977	480	71
Public administration	313	313	313	-	27
Other	42,660	42,321	41,030	1,291	4,758
	57,137	56,566	54,080	2,486	5,862
Real estate - mortgage
Residential & commercial owner-occupied	1,159	1,159	1,102	57	94
Residential & commercial investor	172	172	172	-	15
	1,331	1,331	1,274	57	109

Construction & land	1,071	1,071	1,071	-	91
Consumer	1,366	1,366	212	1,154	148
Total	$60,905	$60,334	$56,637	$3,697	$6,210

	Three months ended March 31,
	2018		2017
(in thousands)	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$3,834	$63	$2,046	$29
Finance and insurance	473	7	59	-
Healthcare	660	16	246	6
Real estate services	6,509	20	6,244	50
Construction	1,525	26	1,586	20
Public administration	313	1	-	-
Other	41,547	719	9,603	179
	54,861	852	19,784	284
Real estate - mortgage
Residential & commercial owner-occupied	2,382	68	1,328	9
Residential & commercial investor	460	9	2,400	20
	2,842	77	3,728	29

Construction & land	1,057	9	1,893	16

Consumer	1,215	10	238	1
Other	150	2	-	-
Total	$60,125	$950	$25,643	$330

Interest income recognized on impaired loans presented in the table above primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure.  Interest income that would have been recorded if nonaccrual loans performed in accordance with their contractual terms was immaterial in the periods presented.

22 | Page

The table below summarizes transactions related to troubled debt restructurings during the three months ended March 31, 2018.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2017	$52,817	$3,682	$56,499
New restructurings	4,459	164	4,623
Change in accrual status	(11,750)	11,750	-
Net paydowns	(4,126)	(337)	(4,463)
Charge-offs	-	(999)	(999)
Ending balance at March 31, 2018	$41,400	$14,260	$55,660

The table below provides information regarding troubled debt restructurings that occurred during the three months ended March 31, 2018 and 2017.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The table below does not include loans restructured and paid off during the periods presented.

	Three months ended March 31, 2018			Three months ended March 31, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	2	$720	$699	-	$-	$-
Healthcare	-	-	-	2	329	193
Construction	2	946	714	-	-	-
Other	3	558	555	3	1,357	1,353
	7	$2,224	$1,968	5	$1,686	$1,546
Real estate - mortgage
Residential & commercial owner-occupied	2	2,109	2,078	-	-	-
Residential & commercial investor	1	578	578	-	-	-
Total	10	$4,911	$4,624	5	$1,686	$1,546

Troubled debt restructurings during the three months ended March 31, 2018 and 2017 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three months ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, there were $2.3 million and $4.0 million in outstanding commitments on restructured loans, respectively.

There were no loans restructured within the past 12 months that had a payment default during the three months ended March 31, 2017.  The table below presents troubled loans restructured within the past 12 months that had a payment default during the three months ended March 31, 2018.

	Three months ended March 31,
	2018
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment
Commercial
Finance and insurance	1	$456
Total	1	$456

23 | Page

The Company’s nonaccrual loans by class at March 31, 2018 and December 31, 2017 are reported in the following table:

(in thousands)	At March 31, 2018	At December 31, 2017
Commercial
Manufacturing	$1,846	$-
Finance and insurance	472	473
Healthcare	602	718
Construction	240	681
Other	13,244	4,313
Total commercial	16,404	6,185
Real estate-mortgage
Residential & commercial owner-occupied	518	57
Total real estate - mortgage	518	57
Consumer	1,254	1,275
Other	24	-
Total nonaccrual loans	$18,200	$7,517

The tables below summarize the aging of the Company’s loan portfolio at March 31, 2018 and December 31, 2017.

	At March 31, 2018
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$406	$479	$1,366	$2,251	$74,328	$76,579	$-
Finance and insurance	3,962	-	456	4,418	45,761	50,179	-
Healthcare	199	10	113	322	166,909	167,231	-
Real estate services	60	-	-	60	127,218	127,278	-
Construction	251	600	-	851	64,866	65,717	-
Public administration	-	-	-	-	255,988	255,988	-
Other	9,362	11,000	1,117	21,479	472,270	493,749	-
	14,240	12,089	3,052	29,381	1,207,340	1,236,721	-
Real estate - mortgage
Residential & commercial owner-occupied	1,374	-	-	1,374	487,109	488,483	-
Residential & commercial investor	629	-	-	629	759,796	760,425	-
	2,003	-	-	2,003	1,246,905	1,248,908	-

Construction & land	-	-	-	-	230,719	230,719	-

Consumer	-	10	1,123	1,133	271,569	272,702	-
Other	-	-	-	-	97,628	97,628	-
Total loans held for investment	$16,243	$12,099	$4,175	$32,517	$3,054,161	$3,086,678	$-
Unearned net loan fees						(2,236)
Net loans held for investment						$3,084,442

24 | Page

	At December 31, 2017
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$85,187	$85,187	$-
Finance and insurance	-	456	213	669	41,849	42,518	213
Healthcare	370	-	113	483	163,302	163,785	-
Real estate services	1,503	-	135	1,638	127,209	128,847	135
Construction	721	600	681	2,002	65,988	67,990	-
Public administration	-	-	-	-	240,077	240,077	-
Other	3,463	459	2,302	6,224	515,728	521,952	-
	6,057	1,515	3,444	11,016	1,239,340	1,250,356	348
Real estate - mortgage
Residential & commercial owner-occupied	426	689	-	1,115	483,520	484,635	-
Residential & commercial investor	875	299	-	1,174	764,614	765,788	-
	1,301	988	-	2,289	1,248,134	1,250,423	-

Construction & land	730	-	-	730	265,351	266,081	-

Consumer	1,423	15	1,107	2,545	279,556	282,101	-
Other	-	2	-	2	98,914	98,916	-
Total loans held for investment	$9,511	$2,520	$4,551	$16,582	$3,131,295	$3,147,877	$348
Unearned net loan fees						(2,314)
Net loans held for investment						$3,145,563

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of AOCI.

	Three months ended
	March 31,
AOCI component (in thousands)	2018	2017	Line item in Condensed Consolidated Statements of Income
Available for sale securities:
Realized loss	$-	$(3)	Net (gain) loss on securities, other assets and OREO
Taxes	-	1	Provision for income taxes
Subtotal	-	(2)
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	308	454	Interest on taxable / nontaxable securities
Taxes	(75)	(173)	Provision for income taxes
Subtotal	233	281
Cash flow hedges:
Loans	(16)	249	Interest and fees on loans
Debt	(241)	(358)	Interest on subordinated debentures and notes payable
Realized loss	(257)	(109)
Taxes	63	42	Provision for income taxes
Subtotal	(194)	(67)

Total reclassifications out of AOCI	$39	$212

25 | Page

The following table provides the beginning and ending balances of AOCI and changes during the three months ended March 31, 2018.

Accumulated other comprehensive income (in thousands)	AFS	HTM	Cash flow hedges	Total
Balance at December 31, 2017	$1,700	$2,125	$(3,966)	$(141)
Other comprehensive income loss items	(1,155)	-	(465)	(1,620)
Reclassification to earnings	-	(233)	194	(39)
Reclassification to retained earnings	369	448	(847)	(30)
Other comprehensive income (loss), net of tax	(786)	215	(1,118)	(1,689)
Balance at March 31, 2018	$914	$2,340	$(5,084)	$(1,830)

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

The Company’s objective in using derivatives is to minimize the impact of interest rate fluctuations on the Company’s NII. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. The Company also offers an interest rate hedge program that includes various derivative products, including swaps, to assist its customers in managing their interest rate risk profile. In order to eliminate the interest rate risk associated with offering these products, the Company enters into derivative contracts with third parties to offset the customer contracts.  These customer accommodation interest rate swap contracts are not designated as hedging instruments.

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

At March 31, 2018, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk, related to these agreements was $3.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.4 million against its obligations under these agreements.  At March 31, 2018, the Company was not in default under any of its debt or capitalization covenants.

26 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	March 31,	December 31,	Balance sheet	March 31,	December 31,
(in thousands)	classification	2018	2017	classification	2018	2017
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$453	$113	Accrued interest and other liabilities	$7,318	$6,732
Fair value hedge - interest rate swap	Other assets	$1,649	$628	Accrued interest and other liabilities	$186	$633

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$3,255	$2,081	Accrued interest and other liabilities	$3,276	$2,176
Foreign exchange forward contracts	Other assets	$40	$28	Accrued interest and other liabilities	$33	$44

The tables below include information about financial instruments that are eligible for offset.

	At March 31, 2018
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$2,102	$-	$2,102	$(1,709)	$-	$393
Derivatives not designated as hedges(1)	3,295	-	3,295	(2,775)	-	520
Total	$5,397	$-	$5,397	$(4,484)	$-	$913

	At March 31, 2018
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,504)	$-	$(7,504)	$1,709	$5,795	$-
Derivatives not designated as hedges(2)	(3,309)	-	(3,309)	2,775	638	104
Securities sold under agreements to repurchase(3)	(42,268)	-	(42,268)	-	42,268	-
Total	$(53,081)	$-	$(53,081)	$4,484	$48,701	$104

	At December 31, 2017
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$741	$-	$741	$(741)	$-	$-
Derivatives not designated as hedges(1)	2,109	-	2,109	(1,222)	-	887
Total	$2,850	$-	$2,850	$(1,963)	$-	$887

	At December 31, 2017
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,365)	$-	$(7,365)	$741	$6,624	$-
Derivatives not designated as hedges(2)	(2,220)	-	(2,220)	1,222	968	(30)
Securities sold under agreements to repurchase(3)	(52,959)	-	(52,959)	-	52,959	-
Total	$(62,544)	$-	$(62,544)	$1,963	$60,551	$(30)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

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

27 | Page

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2018 and 2017.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense.  During the next 12 months, the Company estimates that $1.5 million will be reclassified as an increase to interest expense and $0.2 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At March 31, 2018, the Company had interest rate swaps with a notional amount of $58.5 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount representing hedge ineffectiveness that was recognized in “Other income” in the Condensed Consolidated Statements of Income during the three months ended March 31, 2018 was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements,

28 | Page

changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At March 31, 2018, the Company had 100 interest rate swaps with an aggregate notional amount of $313.7 million related to this program.  During the three months ended March 31, 2018 and 2017, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” in the Condensed Consolidated Statements of Income, were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in “Other assets” and, forward contracts in loss positions are recorded in “Accrued interest and other liabilities” in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statements of Income.  At March 31, 2018, the Company had forward contracts with a notional amount of $4.7 million that mature in less than one year.  Net gains from forward contracts recognized and included in “Other income” in the Condensed Consolidated Statements of Income during the three months ended March 31, 2018 and 2017 were immaterial.

8.  Borrowed Funds

A summary of borrowed funds (excluding long-term debt) at March 31, 2018 and December 31, 2017 is included below.

	March 31,	December 31,
(in thousands)	2018	2017
Securities sold under agreements to repurchase (secured by pledge of mortgage-backed securities with an estimated fair value of $43,113 and $54,018, respectively)	$42,268	$52,959
Other short-term borrowings	97,818	77,640

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At March 31, 2018, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Securities sold under agreements to repurchase averaged $48.9 million in the first three months of 2018 and $59.6 million in the year ended December 31, 2017.  The maximum amount outstanding at any month-end during the first three months of 2018 was $48.5 million.  The maximum amount outstanding at any month-end during 2017 was $69.9 million.  At March 31, 2018 and December 31, 2017, the weighted average interest rate was 0.06%.  The assets underlying the securities sold under agreements to repurchase are GNMA, FNMA and FHLMC mortgage-backed securities.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  The average FHLB line of credit balance was $85.6 million in the first three months of 2018 and $107.3 million in the year ended December 31, 2017.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  The Company pledged loans of $887.4 million and $877.9 million with a lending value of $609.1 million and $605.4 million at March 31, 2018 and December 31, 2017, respectively, as collateral for the FHLB line of

29 | Page

credit.  The variable rate on the line of credit was 1.75% and 1.47% at March 31, 2018 and December 31, 2017, respectively.  The Company has also pledged $829.0 million of loans at March 31, 2018 to the Federal Reserve Bank of Kansas City as collateral for borrowing through the discount window lending program.  At March 31, 2018 and December 31, 2017, there was no amount outstanding with the discount window.

The Company has a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company pays a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The LOC matures May 2018, at which time any outstanding amounts are due and payable.  The LOC is used for general corporate purposes and backup liquidity.  Although the LOC is unsecured, the Company has agreed not to sell, pledge or transfer any part of its right, title or interest in the Bank.  At March 31, 2018 and December 31, 2017, there was no amount outstanding on the LOC.

The Company has approved federal funds purchase lines with eight banks with an aggregate credit line of $180.0 million.  At March 31, 2018 $2.8 million was outstanding on the federal funds purchase lines, and $4.6 million was outstanding at December 31, 2017.  The average balance of federal funds purchased was $2.0 million in the first three months of 2018 and $1.5 million during the year ended December 31, 2017.

9.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three months ended March 31, 2018 and 2017 by segment.

	Three months ended March 31, 2018
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$37,688	$-	$89	$37,777
Total interest expense	1,341	-	1,827	3,168
Provision for loan losses	(316)	-	(9)	(325)
Noninterest income	3,746	5,114	101	8,961
Noninterest expense	6,045	4,346	18,179	28,570
Management fees and allocations, net of tax	13,563	475	(14,038)	-
Provision (benefit) for income taxes	7,313	214	(5,183)	2,344
Net income (loss)	$13,488	$79	$(586)	$12,981

	Three months ended March 31, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$32,994	$-	$87	$33,081
Total interest expense	1,191	13	1,799	3,003
Provision for loan losses	692	-	(85)	607
Noninterest income	3,404	4,653	271	8,328
Noninterest expense	9,548	4,504	13,062	27,114
Management fees and allocations, net of tax	7,704	275	(7,979)	-
Provision (benefit) for income taxes	7,583	48	(5,560)	2,071
Net income (loss)	$9,680	$(187)	$(879)	$8,614

30 | Page

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

Available for sale securities – At March 31, 2018, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at March 31, 2018 on TPS Level 3 securities was immaterial.

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

31 | Page

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At March 31, 2018 and December 31, 2017, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

The Company uses foreign exchange forward contracts to mitigate exchange-rate risk arising from the Company’s foreign currency holdings to support its international banking product offering.  Fair value measurements of these assets or liabilities are priced based on spot and forward foreign currency rates and the credit worthiness of the contract counterparty.  These contracts are classified in Level 2.  Forward contracts in gain positions and those in loss positions are classified in the Condensed Consolidated Balance Sheets as “Other assets” and “Accrued interest and other liabilities”, respectively.

32 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$21,770	$353	$12,289	$9,128
Corporate debt securities	159,351	-	159,351	-
Municipal securities	3,268	-	3,268	-
Total available for sale securities	$184,389	$353	$174,908	$9,128

Derivatives:
Cash flow hedges	$453	$-	$453	$-
Fair value hedges	1,649	-	1,649	-
Non-designated hedges	3,255	-	3,255	-
Foreign exchange forward contracts	40	-	40	-
Total derivative assets	$5,397	$-	$5,397	$-

Liabilities
Derivatives:
Cash flow hedges	$7,318	$-	$7,318	$-
Fair value hedges	186	-	186	-
Non-designated hedges	3,276	-	3,276	-
Foreign exchange forward contracts	33	-	33	-
Total derivative liabilities	$10,813	$-	$10,813	$-

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$21,983	$363	$12,521	$9,099
Corporate debt securities	141,495	-	141,495	-
Municipal securities	3,275	-	3,275	-
Total available for sale securities	$166,753	$363	$157,291	$9,099

Derivatives:
Cash flow hedges	$113	$-	$113	$-
Fair value hedges	628	-	628	-
Non-designated hedges	2,081	-	2,081	-
Foreign exchange forward contracts	28	-	28	-
Total derivative assets	$2,850	$-	$2,850	$-

Liabilities
Derivatives:
Cash flow hedges	$6,732	$-	$6,732	$-
Fair value hedge	633	-	633	-
Non-designated hedges	2,176	-	2,176	-
Foreign exchange forward contracts	44	-	44	-
Total derivative liabilities	$9,585	$-	$9,585	$-

33 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Beginning balance	$9,099	$9,448
Transfers and purchases	-	-
Net accretion	30	29
Sales / calls / maturities	-	-
Unrealized gain (loss) included in comprehensive income	(1)	540
Ending balance	$9,128	$10,017

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

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At March 31, 2018
Impaired loans	$15,649	$-	$-	$15,649
OREO	$5,245	$-	$-	$5,245

At December 31, 2017
Impaired loans	$3,792	$-	$-	$3,792
OREO	$5,351	$-	$-	$5,351

34 | Page

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain for the three months ended
	March 31,
(in thousands)	2018	2017
Impaired loans	$(1,286)	$404

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	March 31, 2018	December 31, 2017
OREO recorded at fair value	$5,245	$5,351
Estimated selling costs	(266)	(272)
OREO	$4,979	$5,079

The following tables provide information describing the valuation techniques used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at March 31, 2018 and December 31, 2017.

	At March 31, 2018
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,128	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	5% - 15%

Impaired loans:
Commercial	$13,403	Sales comparison(1)	Management discount for asset type	82%	0% - 90%
Real estate - mortgage	1,096	Sales comparison(2)	Sales comparison adjustments	(2)%	(4)% - 0%
Consumer	1,150	Sales comparison(2)	Sales comparison adjustments	(6)%	(20)% - (4)%
Total impaired loans	$15,649

OREO:
Commercial	$190	Property appraisals(2)	Management discount for property type	0%	NA
Construction & land	5,055	Property appraisals(2)	Management discount for property type	50%	NA
Total OREO	$5,245

35 | Page

	At December 31, 2017
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,099	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	5% - 15%

Impaired loans:
Commercial	$2,581	Sales comparison(1)	Management discount for asset type	59%	0% - 98%
Real estate - mortgage	57	Sales comparison(2)	Sales comparison adjustments	(4)%	NA
Consumer	1,154	Sales comparison(2)	Sales comparison adjustments	(11)%	(7)% - (20)%
Total impaired loans	$3,792

OREO:
Commercial	$190	Property appraisals(2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals(2)	Management discount for property type	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

The following table includes the estimated fair value of the Company’s financial instruments.  The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and applied to this disclosure on a prospective basis. Estimated fair value of assets and liabilities carried at cost at December 31, 2017 were based on an entry price notion.  Considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different

36 | Page

market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at March 31, 2018 and December 31, 2017.

	Fair Value	March 31, 2018		December 31, 2017
	Classification	Carrying	Estimated	Carrying	Estimated
(in thousands)	level	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	2	$67,680	$67,680	$80,180	$80,180
Investment securities available for sale(1)		184,389	184,389	166,753	166,753
Investment securities held to maturity(1)		386,908	381,947	362,544	360,071
Other investments	2	2,174	2,174	2,174	2,174
Loans — net	3	3,047,646	3,000,398	3,107,622	3,080,935
Accrued interest receivable(2)		13,506	13,506	14,150	14,150
Derivatives	2	5,397	5,397	2,850	2,850

Financial liabilities:
Deposits	2	$3,179,766	$3,178,891	$3,225,220	$3,224,417
Securities sold under agreements to repurchase	2	42,268	35,341	52,959	49,436
Short-term borrowings	2	97,818	97,818	77,640	77,640
Accrued interest payable(2)		1,696	1,696	1,077	1,077
Subordinated notes payable	3	59,217	56,832	59,195	58,451
Junior subordinated debentures	2	72,166	72,166	72,166	72,166
Derivatives	2	10,813	10,813	9,585	9,585

(1)	AFS and HTM securities are primarily classified as Level 2 and Level 3 of the fair value hierarchy.
(2)	Accrued interest receivable/payables are classified in the same level hierarchy as the underlying assets and liabilities.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.  Regulatory Matters

The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at March 31, 2018.  The minimum CCB for 2018 increased to 1.875% from 1.25% in 2017. The CCB increases 0.625% annually through 2019 to 2.5% and is designed to establish a capital range for banking organizations above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

	At March 31, 2018		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	10.7%	10.5%	6.5%	7.0%
Tier 1 capital	10.7%	12.4%	8.0%	8.5%
Total capital	13.7%	15.1%	10.0%	10.5%
Tier 1 leverage	9.1%	10.6%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

12.  Revenue and Expense

Revenue from Contracts with Customers and Supplemental Financial Data

37 | Page

On January 1, 2018 the Company adopted ASC Topic 606, as revised under ASUs 2014-09, 2014-08 and 2016-20, using the modified retrospective method.  Other income disclosures for periods beginning after January 1, 2018 are presented under revised ASC Topic 606, which have not materially changed from the prior year amounts.  Consistent with Topic 606, noninterest income covered by this guidance is recognized as services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. See Note 9 for disclosure of noninterest income by operating segment.

Deposit Service Charges — Deposit service charges primarily consist of fees earned from our treasury management services.  These services include account reconciliation, bill pay, ACH, positive pay, lockbox, remote deposit, online banking and cash vault, among others.  Customers are given the option to pay for these services in cash or by offsetting the fees for these services against an earnings credit that is given for maintaining noninterest-bearing deposits.  The Company’s performance obligations on its treasury services are satisfied either at the time of the transaction or over the course of a month.  Most customers pay deposit charges on a monthly basis.

Investment Advisory Income — Investment advisory income consists of fees earned from providing investment supervisory and financial planning services.  The Company’s obligation to provide investment management services to customers are a series of distinct services that form a single performance obligation that is provided on a continuous basis over the course of each quarter.  Fees earned are based upon a percentage of AUM that is assessed for each calendar quarter during any part of which a client agreement is in effect. The fee is paid quarterly, normally in arrears, based on the market value of the AUM on the last day of the quarter.

Insurance Income — Insurance income is comprised of three primary sources: Employee Benefits brokerage, P&C brokerage and Bonus income.  Under most of our insurance contracts, the Company acts a broker between the client and the insurance carrier with the carrier billing the insured party. The Company’s involvement in a direct billing arrangement is limited to commissions paid to the Company by the insurance carrier. Additionally, for certain policies the Company enters into an agency billing arrangement and directly bills and collects payment from the insured and remits funds to the insurance carrier in accordance with the agreement.  Commission expense paid to production staff is variable and recorded in the same period in which the performance obligation is satisfied.

•

Employee Benefits (EB) brokerage — The EB division assists companies in designing and managing comprehensive employee benefit programs. The services provided by the Company are collectively benefit management services which are considered a bundle of services that are highly interrelated. Each of the underlying services are activities to fulfill the benefit management service and are not distinct and separate performance obligations. Revenue is recognized over the contract term as services are rendered on a monthly basis.  Customer payments are usually received on a monthly basis.

•

P&C brokerage — P&C insurance includes the brokerage of both personal and commercial coverages. The placement of the policy constitutes the completion of the performance obligation for a P&C contract and revenue is recognized at that time.  Customers can elect to pay premiums at the time of placement or on an installment basis over the term of the policy, which is predominantly an annual period.  The Company’s commission is based on a percentage of the premium.

•

Bonus income — The Company earns supplemental compensation based on volume metrics and loss ratios. Bonus income variables differ by contract but generally include metrics used to stimulate performance improvement and sales growth.  The Company calculates reasonable estimates of minimum variable consideration for which it is probable that a significant reversal of cumulative revenue will not occur as the underlying policies are placed.

Merchant and Bankcard Fees — The Company earns various types of network transaction fees from third party payment network providers which consist of (i) interchange fees earned from the payment network as a debit card issuer, (ii) referral fee income in the form of a percentage of interchange income earned on credit cards, and (iii) ongoing merchant fees earned by the Company for referring our clients to the payment processing provider which allows our clients to accept credit cards as a form of payment. The Company is an

38 | Page

issuer of debit cards only as it relates to merchant and bankcard fees.  Interchange income, which is settled on a daily basis, is recognized as settlement occurs. Chargebacks have not historically been, nor are they expected to be significant to the overall fee revenue and will be recognized upon occurrence.  Referral and merchant fees are recognized when the transaction occurs.

Contract Costs — Costs associated with revenue from contracts with customers predominantly relate to contracts that have a period of one year or less.  The Company has elected to expense the applicable costs as incurred.

At March 31, 2018 and December 31, 2017, the Company had receivables from customers of $3.8 million and $3.7 million, respectively.

The following table presents our noninterest income disaggregated by revenue source.

	Three months ended
Noninterest income	March 31,
(in thousands)	2018	2017
Depository service charges	$1,655	$1,745
Investment advisory income	1,655	1,531
Property and casualty	1,232	1,129
Employee benefits	2,075	1,639
Bonus income and merchant and bankcard fees	629	820
Revenue from contracts with customers	7,246	6,864

Loan fees	743	516
Other customer service fees	239	233
Bank-owned life insurance	398	349
Other investments	175	375
Derivative valuation	156	(57)
Other	4	48
Other noninterest income	1,715	1,464
Total noninterest income	$8,961	$8,328

The following table provides supplemental information on the detail of other noninterest expense.

	Three months ended
Other noninterest expense	March 31,
(in thousands)	2018	2017
Marketing and business development	$701	$706
Service contracts	1,345	1,293
Professional fees	1,532	904
Office supplies and delivery	251	303
Other	852	1,039
Total	$4,681	$4,245

39 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Form 10-Q. Certain terms used in this discussion are defined in the notes to those financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2017. For a discussion of the segments included in our principal activities, see Note 9 of the Notes to the Condensed Consolidated Financial Statements on this Form 10-Q.

Executive Summary

CoBiz Financial Inc. is a $3.8 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.  Our operating segments include Commercial Banking and Fee-Based Lines.

Earnings are derived primarily from our NII, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin, the largest component of our operating revenue (defined as NII plus noninterest income).

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended March 31,
(in thousands, except per share amounts)	2018	2017
Net interest income before provision	$34,609	$30,078
Provision for loan losses	(325)	607
Noninterest income	8,961	8,328
Noninterest expense	28,570	27,114
Net income	12,981	8,614

Diluted earnings per common share	$0.31	$0.20
Net interest margin	3.93%	3.77%
Return on average assets	1.38%	0.96%
Return on average shareholders' equity	15.93%	11.38%

•

NII for the three months ended March 31, 2018 increased $4.5 million over the prior year period.  The increase was due to growth in average loans and expansion of loan yields.  Average loans increased 6% in the first quarter of 2018, compared to the prior year period, while loan yields increased 17 basis points.  The net interest margin was 3.93% for the three months ended March 31, 2018, compared to 3.77% in the prior year period.

•

Provision for loan losses for the three months ended March 31, 2018 was a negative $0.3 million, compared to a provision of $0.6 million in the prior year period.  The negative provision for loan losses was driven primarily by the decrease in the loan portfolio in the first quarter of 2018.

•	The Company’s effective tax rate declined to 15.3% in the first quarter of 2018, compared to 19.4% in the prior year period due to the lowered federal tax rate pursuant to the TCJA.

•	Net income for the three months ended March 31, 2018 of $13.0 million, increased $4.4 million over the prior year period.

40 | Page

BALANCE SHEET AND CREDIT QUALITY	At March 31,	At December 31,
(in thousands)	2018	2017
Total assets	$3,815,507	$3,846,272
Total investments	582,251	539,416
Total loans	3,084,442	3,145,563
Total deposits	3,179,766	3,225,220
Total shareholders' equity	338,557	329,284

Allowance for loan losses	$36,796	$37,941
Nonperforming assets	23,179	12,944
Allowance for loan losses to total loans	1.19%	1.21%
Nonperforming assets to total assets	0.61%	0.34%

•	The loan portfolio at March 31, 2018 decreased $61.1 million, or 1.9%, over the balance at December 31, 2017.

•	The ALLL was 1.19% of total loans at March 31, 2018 and 1.21% at December 31, 2017. In the first three months of 2018, net charge-offs in the ALLL were $0.8 million.

•	Total deposits at March 31, 2018 decreased $45.5 million, or 1.4%, over the balance at December 31, 2017.

•	The Company’s total risk-based capital ratio was 15.1% at March 31, 2018.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In making those critical accounting estimates, we are required to make assumptions about matters that may be highly uncertain at the time of the estimate. Different estimates we could reasonably have used, or changes in the assumptions that could occur, could have a material effect on our financial condition or results of operations.  A description of our critical accounting policies is provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Financial Condition

Total assets at March 31, 2018 were $3.82 billion, a decrease of $30.8 million or 0.8% from $3.85 billion at December 31, 2017.  Assets consist primarily of net loans and investment securities, accounting for 95% of total assets.  Total liabilities at March 31, 2018 were $3.48 billion, compared to $3.52 billion at December 31, 2017.  Deposits, securities sold under an agreement to repurchase and other short-term borrowings total 95% of total liabilities.  Shareholders’ equity at March 31, 2018 was $338.6 million, an increase of $9.3 million or 2.8% from $329.3 million at December 31, 2017.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments were $582.3 million at March 31, 2018 and $539.4 million at December 31, 2017 and accounted for 15.3% of total assets at March 31, 2018 and 14.0% of total assets at December 31, 2017.  The investment portfolio increased in the first quarter of 2018 due to the increase in yields on certain investments.

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

41 | Page

issued by the financial services industry.  None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on AFS securities was $1.2 million at March 31, 2018 compared to $2.7 million at December 31, 2017.  The Company did not recognize any OTTI in earnings during the three months ended March 31, 2018.  The following table presents the composition of the Company’s investment portfolio at March 31, 2018 and December 31, 2017.

	Carrying Value at		Increase (decrease)
(in thousands)	March 31, 2018	December 31, 2017	Amount	%
AFS:
Trust preferred securities	$21,770	$21,983	$(213)	(1.0)%
Corporate debt securities	159,351	141,495	17,856	12.6%
Municipal securities	3,268	3,275	(7)	(0.2)%
Total AFS	$184,389	$166,753	$17,636	10.6%
HTM:
Mortgage-backed securities	$342,581	$318,128	$24,453	7.7%
Trust preferred securities	10,746	10,721	25	0.2%
Municipal securities	33,581	33,695	(114)	(0.3)%
Total HTM	$386,908	$362,544	$24,364	6.7%

Loans.  Gross loans decreased $61.1 million to $3.08 billion at March 31, 2018, from $3.15 billion at December 31, 2017. In the first three months of 2018, the Company extended $250.2 million in new credit relationships and advances on existing lines.  Offsetting credit extensions were paydowns and maturities of $310.2 million and gross charge-offs of $1.1 million.  The following table presents the composition of the Company’s loan portfolio at the dates indicated.

	At March 31, 2018		At December 31, 2017		At March 31, 2017
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,237,176	40.6%	$1,250,571	40.2%	$1,241,365	42.1%
Owner-occupied real estate	488,344	16.0%	484,526	15.6%	473,775	16.1%
Investor real estate	759,587	24.9%	764,971	24.6%	723,476	24.5%
Construction & land	228,898	7.5%	264,401	8.5%	166,553	5.6%
Consumer	272,783	9.0%	282,149	9.1%	271,751	9.2%
Other	97,654	3.2%	98,945	3.2%	110,148	3.7%
Total loans	3,084,442	101.2%	3,145,563	101.2%	2,987,068	101.2%
Allowance for loan losses	(36,796)	(1.2)%	(37,941)	(1.2)%	(34,211)	(1.2)%
Total net loans	$3,047,646	100.0%	$3,107,622	100.0%	$2,952,857	100.0%

Geographically, Colorado loans totaled $1.98 billion, a decrease of $41.4 million from December 31, 2017.  Arizona loans totaled $1.11 billion, a decrease of $19.7 million from December 31, 2017.

The ALLL decreased $1.1 million during the first quarter of 2018 due to a negative provision for loan losses of $0.3 million and net charge-offs of $0.8 million.  See the Provision for Loan Losses and Allowance for Loan Losses sections below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets decreased $0.2 million to $12.9 million at March 31, 2018, from $13.1 million at December 31, 2017. The decrease was primarily related to the tax effect of the decrease in the ALLL.

Other Assets.  Other assets increased $0.6 million to $20.8 million at March 31, 2018, from $20.1 million at December 31, 2017.  The change was primarily from a $2.3 million increase in the value of derivative assets due to the upward movement in short-term rates.  This increase was partially offset by a $1.6 million decrease in tax receivables which were used to satisfy the Company’s first quarter tax liability.

Deposits.  Total deposits decreased $45.5 million to $3.18 billion at March 31, 2018 from $3.23 billion at December 31, 2017.  The Company typically has a seasonal decrease in deposits during the first quarter of each calendar year as customers make tax and bonus payments.  Noninterest-bearing deposits at March 31, 2018 comprised 45.6% of total deposits, compared to 45.7% at December 31, 2017.

42 | Page

The Company has reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts that are viewed as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $315.2 million and $344.9 million in CDARS and ICS accounts at March 31, 2018 and December 31, 2017, respectively.  The following table presents the composition of the Company’s deposit portfolio at the dates indicated.

	At March 31, 2018		At December 31, 2017		At March 31, 2017
DEPOSITS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$866,108	27.2%	$875,936	27.2%	$910,089	29.8%
Interest-bearing demand	736,929	23.2%	737,934	22.9%	704,659	23.1%
Savings	22,976	0.7%	21,453	0.7%	20,192	0.7%
Certificates of deposits under $100	17,466	0.5%	17,715	0.5%	19,045	0.6%
Certificates of deposits $100 and over	61,968	1.9%	69,736	2.2%	81,611	2.7%
Reciprocal CDARS	23,530	0.7%	28,796	0.9%	41,200	1.4%
Total interest-bearing deposits	1,728,977	54.4%	1,751,570	54.3%	1,776,796	58.3%
Noninterest-bearing demand deposits	1,450,789	45.6%	1,473,650	45.7%	1,273,305	41.7%
Total deposits	$3,179,766	100.0%	$3,225,220	100.0%	$3,050,101	100.0%

Securities Sold Under Agreements to Repurchase.  Customer repurchase agreements are transacted with customers as a way to enhance our customers’ interest-earning ability.  The Company does not consider customer repurchase agreements to be a wholesale funding source, but rather an additional treasury management service provided to a limited number of customers. Our customer repurchase agreements are based on an overnight investment sweep that can fluctuate based on our customers’ operating account balances.  The Company has limited the use of customer repurchase agreements and is not marketing the product to new customers.  While the number of customers utilizing this product is not expected to grow, the balance will vary from period-to-period based on the operations of the underlying customers.

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At March 31, 2018, the Company had $97.8 million in short-term borrowings outstanding, compared to $77.6 million at December 31, 2017.  The average balances of short-term borrowings, which are more reflective of the Company’s usage, were $87.7 million at March 31, 2018 and $31.9 million at December 31, 2017.  Short-term borrowings tend to increase in the first quarter of each calendar year to fund the seasonal outflow of deposits. If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities decreased $4.1 million to $25.7 million at March 31, 2018 from $29.8 million at December 31, 2017.  The decrease was primarily due to a decrease in accrued bonuses from bonuses paid in the first quarter of 2018.

43 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, followed by a discussion of the major components of the Company’s income, expense and performance.

			2018 vs 2017
INCOME STATEMENT	Three months ended		Increase
	March 31,		(decrease)
(in thousands)	2018	2017	Amount	%
Interest income	$37,777	$33,081	$4,696	14.2%
Interest expense	3,168	3,003	165	5.5%
NET INTEREST INCOME BEFORE PROVISION	34,609	30,078	4,531	15.1%
Provision for loan losses	(325)	607	(932)	(153.5)%
NET INTEREST INCOME AFTER PROVISION	34,934	29,471	5,463	18.5%
Noninterest income	8,961	8,328	633	7.6%
Noninterest expense	28,570	27,114	1,456	5.4%
INCOME BEFORE INCOME TAXES	15,325	10,685	4,640	43.4%
Provision for income taxes	2,344	2,071	273	13.2%
NET INCOME	$12,981	$8,614	$4,367	50.7%

Annualized return on assets for the three months ended March 31, 2018 was 1.38% compared to 0.96% in the first quarter of 2017.  The improvement in the return on assets in 2018 compared to 2017 was primarily due to an increase in NII and a decrease in the provision for loan losses.  NII, which is the largest component of the Company’s operating revenue, benefited from both an increase in interest-earning assets and short-term rates.

Noninterest income as a percentage of taxable equivalent operating revenue(1) was 20.01% in the first quarter of 2018, compared to 20.42% in the first quarter of 2017.  The Company’s efficiency ratio – taxable equivalent(1) was 64.07% and 67.33% in the first quarter of 2018 and 2017, respectively.  The efficiency ratio improved as operating revenue increased more than the increase in operating expenses.  The efficiency ratio is presented on a taxable equivalent basis and is directly impacted by the tax rate paid by the Company.  The efficiency ratio increases with a decrease in tax rates, and decreases with an increase in tax rates.  Although the TCJA benefits net income due to the reduction in the federal income tax rate from 35% to 21%, it increases the efficiency ratio—taxable equivalent.

(1)

Taxable equivalent operating revenue is a non-GAAP financial measure, and the efficiency ratio-taxable equivalent is computed using non-GAAP financial measures.  Taxable equivalent operating revenue is comprised of taxable equivalent net interest income and noninterest income.  To calculate taxable equivalent net interest income, the interest earned on tax exempt loans and investment securities has been adjusted to reflect the amount that would have been earned had these investments been subject to normal income taxation.  The efficiency ratio equals noninterest expense adjusted to exclude gains and losses on OREO, other assets and investments, divided by the sum of taxable equivalent net interest income.  The Company believes these measures are useful supplementary financial measures that enables investors to assess the performance of the Company’s operations and for comparison to the Company’s peers.   The following table includes non-GAAP financial measures used in the computation of the efficiency ratio and the ratio of noninterest income to taxable equivalent operating revenue and provides reconciliations of non-GAAP financial measures.

44 | Page

		Three months ended
		March 31,
	(in thousands)	2018	2017
	Noninterest expense - GAAP, adjusted for:	$28,570	$27,114
	Net gain on securities, other assets and OREO	(120)	(345)
A	Adjusted noninterest expense - non-GAAP	$28,690	$27,459

	Net interest income - GAAP	$34,609	$30,078
B	Noninterest income - GAAP	8,961	8,328
	Operating revenue	43,570	38,406
	Taxable equivalent adjustment	1,205	2,379
C	Operating revenue - taxable equivalent - non-GAAP	$44,775	$40,785
A / C	Efficiency ratio - taxable equivalent - non-GAAP	64.07%	67.33%
B / C	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	20.01%	20.42%

Net Interest Income.  The largest component of our net income is our NII.  NII is the difference between interest income, principally from loans and investment securities, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities. Net interest spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. NIM refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin.  The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  At March 31, 2018, the FOMC has set the target federal funds rate at a range of 150-175 basis points.  The target federal funds rate has been increased 100 basis points since March 1, 2017.

45 | Page

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three months ended March 31, 2018 and 2017.

.	Three months ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$16,479	$79	1.92%	$24,549	$56	0.91%
Investment securities (1)	568,379	3,993	2.81%	539,195	3,796	2.82%
Loans (1)(2)	3,108,017	34,910	4.49%	2,929,024	31,608	4.32%
Total interest-earning assets	$3,692,875	$38,982	4.22%	$3,492,768	$35,460	4.06%
Noninterest-earning assets	128,387			140,540
Total assets	$3,821,262			$3,633,308

Liabilities and Shareholders' Equity
Deposits
Money market	$875,376	$615	0.28%	$900,608	$592	0.27%
Interest-bearing demand	678,492	260	0.16%	651,655	245	0.15%
Savings	22,419	3	0.05%	18,949	2	0.04%
Certificates of deposit
Reciprocal	28,181	15	0.22%	43,725	21	0.19%
Under $100	17,579	16	0.37%	19,470	17	0.35%
$100 and over	64,857	78	0.49%	85,891	110	0.52%
Total interest-bearing deposits	$1,686,904	$987	0.24%	$1,720,298	$987	0.23%
Other borrowings
Securities sold under agreements to repurchase	48,910	8	0.07%	50,093	8	0.06%
Other short-term borrowings	87,652	339	1.55%	89,939	176	0.78%
Long-term debt	131,371	1,834	5.58%	131,286	1,832	5.58%
Total interest-bearing liabilities	$1,954,837	$3,168	0.65%	$1,991,616	$3,003	0.61%
Noninterest-bearing demand accounts	1,512,780			1,305,869
Total deposits and interest-bearing liabilities	3,467,617			3,297,485
Other noninterest-bearing liabilities	23,187			28,872
Total liabilities	3,490,804			3,326,357
Total shareholders' equity	330,458			306,951
Total liabilities and shareholders' equity	$3,821,262			$3,633,308
Net interest income - taxable equivalent		$35,814			$32,457
Net interest spread			3.57%			3.45%
Net interest margin			3.93%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities	188.91%			175.37%

(1)	Interest earned has been adjusted to reflect tax exempt assets on a fully taxable equivalent basis using a combined federal and state marginal tax rate of 22%.
(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a taxable equivalent basis where applicable.

46 | Page

NII on a taxable equivalent basis for the three months ended March 31, 2018 grew $3.4 million, or 10.3% over the prior year period primarily as a result of higher loan volume and in increase in loan yields. As the Company has an asset sensitive balance sheet at March 31, 2018, future interest rate increases should continue to increase NII.

Average interest-earning assets for the three months ended March 31, 2018 increased $200.1 million to $3.69 billion compared to the prior year period.  The yield on interest-earning assets expanded 0.16% compared to the prior year period, primarily due to loan yields.  Yields on variable-rate loans have increased with the increase in short-term interest rates.

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 0.13% for both the three months ended March 31, 2018 and 2017.   Although deposit costs have remained stable, short-term borrowing costs increased to 1.55% for the first three months of 2018 compared to 0.78% in the same period of 2017.  In addition, the Company expects deposit costs to increase over the remainder of 2018 in order to remain competitive.  Subsequent to the end of the first quarter of 2018, the Company increased most deposit rates by 10-15 basis points.

The following table presents noninterest income for the three months ended March 31, 2018 and 2017.

			2018 vs 2017
	Three months ended		Increase
NONINTEREST INCOME	March 31,		(decrease)
(in thousands)	2018	2017	Amount	%
Service charges	$1,655	$1,745	$(90)	(5.2)%
Investment advisory income	1,655	1,531	124	8.1%
Insurance income	3,459	3,122	337	10.8%
Other income	2,192	1,930	262	13.6%
Total noninterest income	$8,961	$8,328	$633	7.6%

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

Investment Advisory Income.  Investment advisory income increased $0.1 million during the three months ended March 31, 2018, over the prior year period.  Fees earned are generally based on a percentage of AUM and market valuations have a direct impact on AUM.  AUM totaled $964.6 million at March 31, 2018 compared to $891.5 million at March 31, 2017.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income increased $0.3 million during the three months ended March 31, 2018 compared to the prior year period, due to growth in benefits consulting.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.3 million during the three months ended March 31, 2018, compared to the prior year period, due to an increase in fees earned on customer swap products.

47 | Page

The following table presents noninterest expense for the three months ended March 31, 2018 and 2017.

			2018 vs 2017
	Three months ended		Increase
NONINTEREST EXPENSE	March 31,		(decrease)
(in thousands)	2018	2017	Amount	%
Salaries and employee benefits	$19,747	$19,120	$627	3.3%
Occupancy expenses, premises and equipment	3,711	3,605	106	2.9%
Amortization of intangibles	56	150	(94)	(62.7)%
FDIC and other assessments	424	250	174	69.6%
Other real estate owned and loan workout costs	71	89	(18)	(20.2)%
Net (gain) loss on securities, other assets and OREO	(120)	(345)	225	65.2%
Other expense	4,681	4,245	436	10.3%
Total noninterest expense	$28,570	$27,114	$1,456	5.4%

Salaries and Employee Benefits.  Salaries and employee benefits increased $0.6 million for the three months ended March 31, 2018 over the prior year period.  The increase was primarily due to merit raises that went into effect in April 2017 and an increase in full-time equivalent employees. The Company had 559 full-time equivalent employees at March 31, 2018, compared to 530 at March 31, 2017.

Occupancy Costs.  Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  Occupancy costs increased $0.1 million for the three months ended March 31, 2018, compared to the prior year period, due to an increase in common area maintenance.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments for the three months ended March 31, 2018.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.  The assessments increased due to growth in net assets and a decrease in the Bank’s leverage ratio from an internal re-alignment of the Bank’s capital position, one of the factors that determines the assessment rate.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net (Gain) Loss on Securities, Other Assets and OREO.  The net gain of $0.1 million for the three months ended March 31, 2018 consisted of an earn-out payment from a previous sale of a book of business.  The net gain of $0.3 million for the three months ended March 31, 2017 consisted of a gain on the sale of a Company-owned property.

Other Noninterest Expense.  Other noninterest expense consists primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses increased $0.4 million for the three months ended March 31, 2018, over the prior year period.  The increase is due to consulting services the Company has incurred on two technology-related projects.  The Company invested in a business intelligence project and a planned data center relocation initiative in the first quarter of 2018 and expects to incur additional expenses on these projects in the future.

Provision for Income Taxes.  The effective income tax rate for the three months ended March 31, 2018 was 15.3% compared to 19.4% in the prior year period.  A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is presented below.

48 | Page

	For the three months ended March 31,
	2018	2017
Statutory rate	21.0%	35.0%
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	2.7%	2.0%
Tax exempt income	(6.7)%	(15.4)%
Nondeductible compensation	0.1%	0.5%
Meals and entertainment	0.7%	0.6%
Excess tax benefit on stock compensation	(1.9)%	(4.8)%
Other - net	(0.6)%	1.5%
Effective income tax rate	15.3%	19.4%

Provision for Loan Losses and Allowance for Loan Losses

The following table presents the provision for loan losses for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
(in thousands)	2018	2017	Decrease
Provision for loan losses	$(325)	$607	$(932)

The Company recorded a $0.3 million reversal of the provision for loan losses during the three months ended March 31, 2018, and a provision of $0.6 million for the prior year period.  The negative provision for loan losses in the first quarter of 2018 was primarily due to the $61.1 million decrease in the loan portfolio during the period.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At March 31, 2018 and December 31, 2017, the ratio of the ALLL to total loans was 1.19% and 1.21% of total loans, respectively.  At March 31, 2017, the ratio of the ALLL to total loans was 1.15%.  The ratio of the ALLL to nonperforming loans was 202.18% at March 31, 2018, 482.4% at December 31, 2017 and 1,122.41% at March 31, 2017.  Though management believes the current ALLL provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The ALLL represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio.  The ALLL is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The ALLL is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs.  The ALLL is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net charge-offs of $0.8 million during the three months ended March 31, 2018, compared to net recoveries of $0.3 million during the three months ended March 31, 2017.  The net charge-offs of $0.8 million related to loans that had been fully reserved in a prior period.  Activity in the ALLL for the current and prior year periods is summarized below:

49 | Page

	Three months ended	Year ended	Three months ended
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Allowance for loan losses at beginning of period	$37,941	$33,293	$33,293
Charge-offs:
Commercial	(1,106)	(823)	(26)
Consumer	(9)	(99)	(80)
Total charge-offs	(1,115)	(922)	(106)
Recoveries:
Commercial	269	1,025	114
Real estate - mortgage	3	186	5
Construction & land	17	1,039	294
Consumer	6	35	4
Total recoveries	295	2,285	417
Net recoveries (charge-offs)	(820)	1,363	311
Provision for loan losses charged to operations	(325)	3,285	607
Allowance for loan losses at end of period	$36,796	$37,941	$34,211

Ratio of net (recoveries) charge-offs to average loans	0.03%	(0.04)%	(0.01)%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At March 31,	At December 31,	At March 31,
(in thousands)	2018	2017	2017
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$348	$-
Nonaccrual loans:
Commercial	16,404	6,185	2,556
Real estate - mortgage	518	57	396
Construction & land	-	-	-
Consumer & other	1,278	1,275	96
Total nonaccrual loans	18,200	7,517	3,048
Total nonperforming loans	18,200	7,865	3,048
OREO and repossessed assets	4,979	5,079	5,079
Total nonperforming assets	$23,179	$12,944	$8,127

Performing renegotiated loans	$41,400	$52,817	$23,324
Classified loans	$83,936	$74,674	$54,291
Allowance for loan losses	$36,796	$37,941	$34,211

Nonperforming assets to total assets	0.61%	0.34%	0.22%
Nonperforming loans to total loans	0.59%	0.25%	0.10%
Nonperforming loans and OREO to total loans and OREO	0.75%	0.41%	0.27%
Allowance for loan losses to total loans	1.19%	1.21%	1.15%
Allowance for loan losses to nonperforming loans	202.18%	482.40%	1,122.41%

Nonperforming assets increased $10.2 million at March 31, 2018, from December 31, 2017 and increased $15.1 million from March 31, 2017.  The increase in nonperforming assets was due to $10.3 million of loans with one customer that became nonaccrual loans in the first quarter of 2018.  Approximately 96% or $22.3 million of nonperforming assets at March 31, 2018 were concentrated in Colorado, while the remaining 4% or $0.8 million were in Arizona.  Nonperforming loans represented 78.5% of total nonperforming assets as of March 31, 2018, with the remaining 21.5% comprised of OREO.

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 9 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

50 | Page

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead are generally not impacted by the Fee-Based Lines, but are most affected by the operations of the Bank.  Certain financial metrics and discussion of results for each segment for the three months ended March 31, 2018 and 2017 are presented below.

			2018 vs 2017
Commercial Banking	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2018	2017	Amount	%
Net interest income	$36,347	$31,803	$4,544	14.3%
Provision for loan losses	(316)	692	(1,008)	(145.7)%
Noninterest income	3,746	3,404	342	10.0%
Noninterest expense	6,045	9,548	(3,503)	(36.7)%
Provision for income taxes	7,313	7,583	(270)	(3.6)%
Net income before management fees and overhead allocations	27,051	17,384	9,667	55.6%
Management fees and overhead allocations, net of tax	13,563	7,704	5,859	76.1%
Net income	$13,488	$9,680	$3,808	39.3%

Net income for the Commercial Banking segment increased $3.8 million during the three months ended March 31, 2018 compared to the prior year period.  Net income grew on higher loan volume and an expansion in loan yields that increased net interest income over the prior year period.  The provision for loan losses during the three months ended March 31, 2018 was lower compared to the prior year period due to higher paydowns and maturities and the payoff of certain specifically reserved loans.   Noninterest income increased primarily as a result of higher interest rate swap fees and an increase in the mark-to-market adjustment on the Bank’s derivative portfolio.  Noninterest expense decreased $3.5 million for the three months ended March 31, 2018 compared to the prior year period.  At the beginning of 2018, branch bank support personnel costs previously included in noninterest expense in the Commercial Banking segment were realigned with the central support function and are now reported in the Corporate Support and Other segment.

			2018 vs 2017
Fee-Based Lines	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2018	2017	Amount	%
Net interest income	$-	$(13)	$13	100.0%
Noninterest income	5,114	4,653	461	9.9%
Noninterest expense	4,346	4,504	(158)	(3.5)%
Provision for income taxes	214	48	166	345.8%
Net income before management fees and overhead allocations	554	88	466	529.5%
Management fees and overhead allocations, net of tax	475	275	200	72.7%
Net income (loss)	$79	$(187)	$266	142.2%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations on the Fee-Based Lines increased $0.3 million during the three months ended March 31, 2018, compared to the prior-year period.  The increase was primarily due to an increase in income from benefits consulting.

51 | Page

			2018 vs 2017
Corporate Support and Other	Three months ended		Increase
Income Statement	March 31,		(decrease)
(in thousands)	2018	2017	Amount	%
Net interest income	$(1,738)	$(1,712)	$(26)	(1.5)%
Provision for loan losses	(9)	(85)	76	89.4%
Noninterest income	101	271	(170)	(62.7)%
Noninterest expense	18,179	13,062	5,117	39.2%
Benefit for income taxes	(5,183)	(5,560)	377	6.8%
Net loss before management fees and overhead allocations	(14,624)	(8,858)	(5,766)	(65.1)%
Management fees and overhead allocations, net of tax	(14,038)	(7,979)	(6,059)	(75.9)%
Net loss	$(586)	$(879)	$293	33.3%

The Corporate Support and Other segment is composed of activities of the Parent; non-production, branch and back-office support operations; and eliminating transactions in consolidation.  Non-production, back-office operations include human resources, accounting and finance, information technology, special assets, and loan and deposit operations.  The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually. Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as nonemployee overhead operating costs not directly associated with another segment.  Net loss for the segment was $0.6 million for the three months ended March 31, 2018, compared to $0.9 million in the prior year period.  The noninterest expense increase was primarily from higher salaries and benefits related to support personnel and the realignment of branch bank support personnel costs previously included in noninterest expense in the Commercial Banking segment.  Noninterest expense was also higher in the current quarter due to and an increase in projected incentive compensation payments and retirement benefit contributions.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at March 31, 2018:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Federal funds purchased (1)	$2,818	$-	$-	$-	$2,818
FHLB line of credit(1)	95,000	-	-	-	95,000
Repurchase agreements (1)	42,268	-	-	-	42,268
Operating lease obligations	4,120	8,232	4,718	11,998	29,068
Long-term debt obligations (2)(3)	-	-	-	72,166	72,166
Total contractual obligations	$144,206	$8,232	$4,718	$84,164	$241,320

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed-interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 4.40% and ranges from 3.76% to 5.13%.

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

The contractual amount of the Company’s financial instruments with off-balance sheet risk at March 31, 2018, is presented below, classified by the type of commitment and the term within which the commitment expires:

52 | Page

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$657,168	$332,566	$65,764	$36,026	$1,091,524
Standby letters of credit	19,906	1,741	21	143	21,811
Commercial letters of credit	447	-	-	-	447
Unfunded commitments for unconsolidated investments	5,916	-	-	-	5,916
Company guarantees	3,069	-	200	1,055	4,324
Total commitments	$686,506	$334,307	$65,985	$37,224	$1,124,022

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

Approximately $55.2 million of total loan commitments at March 31, 2018 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at March 31, 2018 does not represent the actual amount that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and is therefore excluded from the table above.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of funds include customer deposits, scheduled amortization of loans, loan prepayments, scheduled maturities of investments and cash flows from MBS.  Liquidity needs may also be met by deposit growth, converting assets into cash, raising funds in the brokered CD market or borrowing using lines of credit with correspondent banks, the FHLB or the Federal Reserve Bank.  Longer-term liquidity needs may be met by selling securities available for sale or raising additional capital.

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $67.7 million at March 31, 2018, compared to $80.2 million at December 31, 2017.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio decreased to 97.0% at March 31, 2018, from 97.5% at December 31, 2017.  At March 31, 2018, the Company had $97.8 million of outstanding wholesale borrowings and average wholesale borrowings of $87.7 million during the three months ended March 31, 2018.  Average wholesale borrowings were $108.7 million during the year ended December 31, 2017.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At March 31, 2018, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $180.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company also has access to the Federal Reserve Bank discount window lending program.  The Company considers the discount window program a contingent liquidity alternative as it has a higher cost than other short-term borrowing options.  See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of these funding sources and collateral requirements.

Available funding through correspondent lines and the FHLB at March 31, 2018 totaled $688.1 million or 18.7% of the Company’s earning assets.  Available funding is comprised of $177.2 million through the unsecured federal funds purchase lines and $510.9 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

At the Holding Company level, our primary sources of funds are dividends paid from the Bank and fee-based subsidiaries, management fees assessed to the Bank and the fee-based business lines, proceeds from the issuance of common stock, and other capital markets activity.  The main use of this liquidity is the quarterly

54 | Page

payment of dividends on our common stock, quarterly interest payments on the subordinated debentures and the Notes, payments for mergers and acquisitions activity, and payments for the salaries and benefits for the employees of the Holding Company.

The Company maintains a revolving line of credit for an aggregate amount of up to $20.0 million, all of which was available at March 31, 2018.  The line of credit has a one year term and matures in May 2018.  Funds drawn will be used for general corporate purposes and backup liquidity.

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the Holding Company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.  The Holding Company has a liquidity policy that requires the maintenance of at least 18 months of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  At March 31, 2018, the Holding Company had a liquidity position that exceeded the policy limit and the Company believes it has the ability to continue paying dividends.

Changes in shareholders’ equity are due to the following:

Three months ended
(in thousands)	March 31, 2018
Beginning balance	$329,284
Stock-based compensation	791
Options and restricted stock, net	(506)
Dividends paid-common	(2,322)
Other comprehensive income, net of tax	(1,689)
Other	18
Net income	12,981
Ending balance	$338,557

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

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and

55 | Page

discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At March 31, 2018, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At March 31, 2018, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

See Note 11 to the Condensed Consolidated Financial Statements for additional capital ratio disclosure.  In order to comply with the regulatory capital constraints, the Company and its Board of Directors regularly monitor the capital level and its anticipated needs based on the Company’s growth. The Company has identified sources of additional capital that could be used if needed, and monitors the costs and benefits of these sources, which include both the public and private markets.

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

56 | Page

•

The consequences of continued bank acquisitions and mergers in our market areas, resulting in fewer but much larger and financially stronger competitors, could increase competition for financial services to our detriment.

•	Changes in legislative or regulatory requirements applicable to us and our subsidiaries could increase costs, limit certain operations and adversely affect results of operations.
•	Changes in tax requirements, including tax rate changes, new tax laws and revised tax law interpretations may increase our tax expense or adversely affect our customers' businesses.
•	The risks identified under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2017.

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements in this report. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

Asset/liability management is concerned with the timing and magnitude of repricing assets compared to liabilities. It is our objective to generate stable growth in net interest income and to attempt to control risks associated with interest rate movements. In general, our strategy is to reduce the impact of changes in interest rates on net interest income by maintaining a favorable match between the maturities or repricing dates of our interest-earning assets and interest-bearing liabilities. We adjust interest sensitivity during the year through changes in the mix of assets and liabilities. Our asset and liability management strategy is formulated and monitored by ALCO, in accordance with policies approved by the Board of Directors of the Bank. This committee meets regularly to review, among other things, the sensitivity of our assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, and maturities of investments and borrowings. ALCO also approves and establishes pricing and funding decisions with respect to our overall asset and liability composition. The committee reviews our liquidity, cash flow flexibility, maturities of investments, deposits and borrowings, deposit activity, current market conditions, and general levels of interest rates. To effectively measure and manage interest rate risk, we use simulation analysis to determine the impact of changes in interest rates on NII under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our NII and economic value of equity (EVE). The interest rate scenarios presented in the table includes interest rates at March 31, 2018, as adjusted by rate changes upward of up to 200 basis points.  The downward movement analysis was limited to a 100 basis point change.

	Net interest income
Change in market interest rates	12 months	24 months	EVE
-100 basis points immediately	(3.7)%	(11.1)%	(12.5)%
+100 basis points immediately	0.9%	4.4%	5.6%
+200 basis points immediately	1.5%	8.8%	8.5%

-100 basis points ramped over next 12 months	(3.7)%	(11.1)%
+100 basis points ramped over next 12 months	0.9%	4.4%
+200 basis points ramped over next 12 months	1.5%	8.8%

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

57 | Page

actions that we might undertake in response to changes in market interest rates. Accordingly, this analysis is not intended to and does not provide a precise forecast of the effect actual changes in market rates will have on us.

Our results of operations depend significantly on NII. Like most financial institutions, our interest income and cost of funds are affected by general economic conditions and by competition in the marketplace. Rising and falling interest rate environments can have various impacts on NII, depending on the interest rate profile (i.e., the difference between the repricing of interest-earning assets and interest-bearing liabilities), the relative changes in interest rates that occur when various assets and liabilities reprice, unscheduled repayments of loans and investments, early withdrawals of deposits, and other factors. As a general rule, banks with positive interest rate gaps are more likely to be susceptible to declines in NII in periods of falling interest rates, while banks with negative interest rate gaps are more likely to experience declines in NII in periods of rising interest rates. The Company is currently in a positive interest rate gap position, therefore, assuming no change in our gap position, a rise in interest rates is likely to result in increased NII, while a decline in interest rates is likely to result in decreased NII. This is a point-in-time position that is continually changing and is not indicative of our position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, shortcomings are inherent in gap analysis since certain assets and liabilities may not move proportionally as interest rates change. Consequently, in addition to gap analysis, we use the simulation model discussed above to test the interest rate sensitivity of NII and the balance sheet.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at March 31, 2018, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

58 | Page

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Item 703 of Regulation S-K, the following table summarizes shares acquired and amounts paid per share in net settlement of restricted stock awards during the period.

Period	Total number of shares	Average price paid per share
February 1 - February 28, 2018	857	$19.64
March 1 - March 31, 2018	43,546	19.95
Total	44,403	$19.94

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
10.1	Long-Term Incentive Compensation Plan		8-K	001-15955		1/23/2018
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	April 27, 2018	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	April 27, 2018	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Chief Operating Officer and Chief Financial Officer

59 | Page