Form 10-Q
period 2018-06-30
COBIZ FINANCIAL INC
filed 2018-07-27
CIK 1028734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

There were 42,399,225 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding at July 20, 2018.

1 | Page

2 | Page

Part I.  Financial Information

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

3 | Page

Item 1.  Condensed Consolidated Financial Statements (unaudited)

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

At June 30, 2018 and December 31, 2017

	June 30,	December 31,
(in thousands, except share amounts)	2018	2017
Assets
Cash and due from banks	$66,600	$78,735
Interest-bearing deposits and federal funds sold	18,258	1,445
Total cash and cash equivalents	84,858	80,180

Investment securities available for sale (cost of $240,751 and $164,012, respectively)	241,108	166,753
Investment securities held to maturity (fair value of $383,534 and $360,071, respectively)	388,917	362,544
Other investments	16,623	10,119
Total investments	646,648	539,416

Loans - net of allowance for loan losses of $35,834 and $37,941, respectively	3,030,420	3,107,622
Intangible assets - net of amortization of $7,809 and $7,704, respectively	621	726
Bank-owned life insurance	55,387	55,040
Premises and equipment - net of depreciation of $38,831 and $37,459, respectively	9,604	10,827
Accrued interest receivable	14,087	14,150
Deferred income taxes, net	13,672	13,114
Other real estate owned - net of valuation allowance of $8,666 and $8,666, respectively	4,979	5,079
Other	21,599	20,118
TOTAL ASSETS	$3,881,875	$3,846,272

Liabilities
Deposits
Noninterest-bearing demand	$1,450,894	$1,473,650
Interest-bearing demand	712,061	737,934
Money market	864,190	875,936
Savings	21,218	21,453
Certificates of deposits	96,178	116,247
Total deposits	3,144,541	3,225,220
Securities sold under agreements to repurchase	38,994	52,959
Other short-term borrowings	190,000	77,640
Accrued interest and other liabilities	30,831	29,808
Subordinated notes payable - net of unamortized discount and issuance costs of $761 and $805, respectively	59,239	59,195
Junior subordinated debentures	72,166	72,166
TOTAL LIABILITIES	3,535,771	3,516,988

Commitments and contingencies

Shareholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 42,389,975 and 42,217,318 issued and outstanding, respectively	420	418
Additional paid-in capital	204,342	202,111
Retained earnings	144,039	126,896
Accumulated other comprehensive loss, net of income tax of $(874) and $(85), respectively	(2,697)	(141)
TOTAL SHAREHOLDERS' EQUITY	346,104	329,284
TOTAL LIABILITIES AND EQUITY	$3,881,875	$3,846,272

See Notes to Condensed Consolidated Financial Statements

4 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Income (unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$34,612	$31,405	$68,385	$60,796
Interest and dividends on investment securities:
Taxable securities	4,046	3,601	7,567	6,799
Nontaxable securities	245	93	489	381
Dividends on securities	204	253	364	401
Interest on federal funds sold and other	70	54	149	110
Total interest income	39,177	35,406	76,954	68,487
INTEREST EXPENSE:
Interest on deposits	1,423	955	2,410	1,942
Interest on short-term borrowings and securities sold under agreements to repurchase	752	602	1,099	786
Interest on subordinated debentures and notes payable	1,853	1,844	3,687	3,676
Total interest expense	4,028	3,401	7,196	6,404
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	35,149	32,005	69,758	62,083
Provision for loan losses	(901)	673	(1,226)	1,280
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	36,050	31,332	70,984	60,803
NONINTEREST INCOME:
Service charges	1,577	1,714	3,232	3,459
Investment advisory income	1,678	1,500	3,333	3,031
Insurance income	3,138	3,427	6,597	6,549
Other income	1,816	1,670	4,008	3,600
Total noninterest income	8,209	8,311	17,170	16,639
NONINTEREST EXPENSE:
Salaries and employee benefits	20,761	18,335	40,508	37,455
Occupancy expenses, premises and equipment	3,651	3,685	7,362	7,290
Amortization of intangibles	49	150	105	300
FDIC and other assessments	267	349	691	599
Other real estate owned and loan workout costs	50	93	121	182
Net (gain) loss on securities, other assets and other real estate owned	(4)	32	(124)	(313)
Other expense	5,580	4,011	10,261	8,256
Total noninterest expense	30,354	26,655	58,924	53,769
INCOME BEFORE INCOME TAXES	13,905	12,988	29,230	23,673
Provision for income taxes	2,511	3,499	4,855	5,570
NET INCOME	$11,394	$9,489	$24,375	$18,103

EARNINGS PER COMMON SHARE:
Basic	$0.27	$0.23	$0.58	$0.43
Diluted	$0.27	$0.23	$0.58	$0.43

See Notes to Condensed Consolidated Financial Statements

5 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$11,394	$9,489	$24,375	$18,103
Other comprehensive income (loss) items:
Available for sale securities:
Net unrealized gain (loss)	(850)	1,180	(2,380)	3,000
Reclassification to operations	(4)	-	(4)	3
	(854)	1,180	(2,384)	3,003
Held to maturity securities:
Reclassification to operations	(288)	(390)	(596)	(844)
	(288)	(390)	(596)	(844)
Cash flow hedges:
Net unrealized gain (loss)	(278)	168	(894)	96
Reclassification to operations	271	122	528	231
	(7)	290	(366)	327
Total other comprehensive income (loss) items	$(1,149)	$1,080	$(3,346)	$2,486

Income tax provision:
Available for sale debt securities:
Net unrealized gain (loss)	$(208)	$446	$(583)	$1,134
Reclassification to operations	(1)	-	(1)	1
	(209)	446	(584)	1,135
Held to maturity securities:
Reclassification to operations	(70)	(146)	(145)	(319)
	(70)	(146)	(145)	(319)
Cash flow hedges:
Net unrealized gain (loss)	(68)	63	(219)	36
Reclassification to operations	65	45	128	87
	(3)	108	(91)	123
Total income tax provision (benefit)	$(282)	$408	$(820)	$939
Other comprehensive income (loss), net of tax	(867)	672	(2,526)	1,547
Comprehensive income	$10,527	$10,161	$21,849	$19,650

See Notes to Condensed Consolidated Financial Statements

6 | Page

CoBiz Financial Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2018 and 2017

	Six months ended
	June 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,375	$18,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,408	2,872
Provision for loan losses	(1,226)	1,280
Stock-based compensation	1,681	1,840
Deferred income taxes	262	409
Bank-owned life insurance	(753)	(659)
Net gain on securities, other assets and other real estate owned	(124)	(313)
Other operating activities, net	(748)	(211)
Changes in operating assets and liabilities:
Other assets	2,851	2,271
Other liabilities	(854)	(2,293)
Net cash provided by operating activities	26,872	23,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	(12,012)	(12,876)
Proceeds from other investments	5,960	9,401
Purchase of investment securities available for sale	(89,280)	(70,300)
Purchase of investment securities held to maturity	(61,370)	(41,319)
Maturity, call and principal payments on investment securities available for sale	12,455	24,500
Maturity, call and principal payments on investment securities held to maturity	33,587	32,497
Net proceeds from sale of loans, OREO and repossessed assets	100	-
Loan originations and repayments, net	77,512	(125,400)
Purchase of premises and equipment	(211)	(1,927)
Other investing activities, net	47	635
Net cash used in investing activities	(33,212)	(184,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, money market and savings accounts	(60,610)	54,800
Net decrease in certificates of deposits	(20,069)	(11,944)
Net increase in short-term borrowings	112,360	75,770
Net increase (decrease) in securities sold under agreements to repurchase	(13,965)	41,564
Proceeds from issuance of common stock	769	948
Taxes paid in net settlement of restricted stock	(907)	(1,113)
Dividends paid on common stock	(6,560)	(4,166)
Net cash provided by financing activities	11,018	155,859

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,678	(5,631)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,180	96,050
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,858	$90,419

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

On June 18, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with BOK Financial Corporation, an Oklahoma corporation ("BOK"), and BOKF Merger Corporation Number Sixteen ("Merger Sub"), an Oklahoma corporation and direct wholly-owned subsidiary of BOK. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, CoBiz will merge with and into Merger Sub (the "Merger"), with Merger Sub as the surviving corporation in the Merger. The Merger Agreement was approved by the Board of Directors of each of CoBiz and BOK.  Closing of the transaction, which is expected to occur in the fourth quarter of 2018, is contingent upon shareholder approval and receipt of necessary regulatory approvals, along with the satisfaction of other customary closing conditions.

Subject to the terms and conditions of the Merger Agreement, CoBiz shareholders will have the right to receive upon the effectiveness of the Merger (i) 0.17 shares of BOK common stock, and (ii) $5.70 in cash, for each share of CoBiz common stock.

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

In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.  In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

8 | Page

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

The voting interest model is used when the equity investment is sufficient to absorb the expected losses and the equity investment has all of the characteristics of a controlling financial interest. Under the voting interest model, the party with the controlling voting interest consolidates the legal entity.  The VIE model is used when any of the following conditions exist: the equity investment at risk is not sufficient to finance the entity’s activities without additional subordinated financial support; the holders of the equity investment do not have a controlling voting interest; or the holders of the equity investment are not obligated to absorb the expected losses or residual returns of the legal entity. An enterprise is considered to have a controlling financial interest of a VIE if it has both the power to direct the activities that most significantly impact economic performance and the obligation to absorb losses, or receive benefits, that are significant to the VIE. An enterprise that has a controlling financial interest is considered the primary beneficiary and must consolidate the VIE.  The Company was not the primary beneficiary of a VIE at June 30, 2018 or December 31, 2017.

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

	Six months ended
	June 30,
(in thousands)	2018	2017
Cash paid during the period for:
Interest	$7,275	$6,489
Income taxes	1,397	2,750

Investments — The Company classifies its investment securities as held to maturity, available for sale or trading, according to management’s intent.  Investments in debt securities are recorded on a trade date basis.  At June 30, 2018 and December 31, 2017, the Company had no trading securities.

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

9 | Page

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

10 | Page

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

2.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-9 (ASU 2014-09), Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding

11 | Page

collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. Effective January 2018, the Company adopted the aforementioned ASUs using the modified retrospective method.  In evaluating the effects of these ASUs on its financial statements and disclosures, the Company has determined the following:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing key information about lease arrangements.  For public business entities, this ASU is effective for annual periods and interim periods within those annual periods beginning

12 | Page

after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures by reviewing all existing lease arrangements.  Preliminarily, the Company expects the primary impact of ASU 2016-02 will relate to its office locations, which are designated as operating leases.  The Company has future operating lease obligations for its locations of $27.7 million that are being evaluated as potential lease assets and liabilities, as defined in ASU 2016-02. The Company has formed a lease implementation team which includes members of accounting, facilities and operations to review lease contracts and the requirements of ASU 2016-02.  The implementation team has evaluated third party software solutions to assist with the implementation of ASU 2016-02.

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

ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted for fiscal years, including interim periods, beginning after December 15, 2018.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date.  A prospective transition approach is required for these debt securities.  The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.  While the effects cannot yet be quantified, the Company expects ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.  In planning for the implementation of ASU 2016-13, the Company has formed a CECL implementation team that includes the CFO, Chief Credit Officer and members of credit, accounting, finance, and information technology.  The team meets on a weekly basis and is currently evaluating data requirements and loss methodologies.  In the first quarter of 2018, the implementation team finalized its recommendation of a third-party software solution.  The Company continues to evaluate the effects of ASU 2016-13 on its financial statements and disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12).  The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.  ASU 2017-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.  ASU 2017-12 requires the modified-retrospective approach for adoption.  The Company is currently evaluating the effects of ASU 2017-12 on its financial statements and disclosures.

13 | Page

3.  Earnings per Common Share and Dividends Declared per Common Share

Earnings per common share is calculated based on the two-class method prescribed in ASC 260, Earnings per Share.  The two-class method is an allocation of undistributed earnings to common stock and securities that participate in dividends with common stock.  The Company’s restricted stock awards are considered participating securities since the recipients receive non-forfeitable dividends on unvested awards.  The impact of participating securities is included in basic earnings per common share for the three and six months ended June 30, 2018 and 2017.  Income allocated to common shares and weighted average shares outstanding used in the calculation of basic and diluted earnings per common share are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income available to common shareholders	$11,394	$9,489	$24,375	$18,103
Dividends and undistributed earnings allocated to participating securities	(95)	(94)	(208)	(187)
Earnings allocated to common shares (1)	$11,299	$9,395	$24,167	$17,916

Weighted average common shares - issued	42,378,688	41,749,192	42,323,339	41,678,367
Average unvested restricted share awards	(357,246)	(412,229)	(363,035)	(428,681)
Weighted average common shares outstanding - basic	42,021,442	41,336,963	41,960,304	41,249,686
Dilutive potential common shares	60,933	375,774	62,540	399,330
Weighted average common shares outstanding - diluted	42,082,375	41,712,737	42,022,844	41,649,016
Weighted average antidilutive securities outstanding (2)	10,833	30,028	10,833	20,340

Earnings per common share:
Basic	$0.27	$0.23	$0.58	$0.43
Diluted	$0.27	$0.23	$0.58	$0.43

Dividends declared per share	$0.100	$0.050	$0.155	$0.100

(1)

Earnings allocated to common shareholders for basic earnings per common share under the two-class method may differ from earnings allocated for diluted earnings per common share when use of the treasury method results in greater dilution than the two-class method.

(2)	Antidilutive shares excluded from the diluted earnings per common share computation.

(3)

4.  Investments

The amortized cost and estimated fair values of investment securities are summarized as follows:

	At June 30, 2018				At December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
(in thousands)	cost	gains	losses	value	cost	gains	losses	value
Available for sale securities (AFS):
Trust preferred securities	$20,035	$1,638	$475	$21,198	$20,318	$1,870	$205	$21,983
Corporate debt securities	217,475	1,446	2,271	216,650	140,445	1,153	103	141,495
Municipal securities	3,241	24	5	3,260	3,249	41	15	3,275
Total AFS	$240,751	$3,108	$2,751	$241,108	$164,012	$3,064	$323	$166,753
Held to maturity securities (HTM):
Mortgage-backed securities	$344,675	$125	$7,381	$337,419	$318,128	$118	$3,262	$314,984
Trust preferred securities	10,773	1,507	-	12,280	10,721	783	18	11,486
Municipal securities	33,469	433	67	33,835	33,695	73	167	33,601
Total HTM	$388,917	$2,065	$7,448	$383,534	$362,544	$974	$3,447	$360,071

14 | Page

The amortized cost and estimated fair value of investments in debt securities at June 30, 2018, by contractual maturity are shown below.  Expected maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(in thousands)	cost	value	cost	value
Due in one year or less	$8,106	$8,083	$1,691	$1,688
Due after one year through five years	158,235	156,927	23,389	23,557
Due after five years through ten years	48,490	48,656	-	-
Due after ten years	25,920	27,442	19,162	20,870
Mortgage-backed securities	-	-	344,675	337,419
	$240,751	$241,108	$388,917	$383,534

The Company uses investment securities to collateralize public and governmental deposits.  Investment securities with an approximate fair value of $156.9 million and $164.4 million were pledged to secure these deposits of $116.9 million and $116.5 million at June 30, 2018 and December 31, 2017, respectively.

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

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, an OTTI is recognized.  OTTI is separated into the amount that is credit-related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the discounted present value of expected future cash flows.  The amount due to all other factors is recognized in other comprehensive income. The Company did not have any credit impaired securities at June 30, 2018 and December 31, 2017.

There were 218 and 181 securities in the tables below at June 30, 2018 and December 31, 2017, respectively, in an unrealized loss position.

	June 30, 2018
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$-	$-	$7,449	$475	$7,449	$475
Corporate debt securities	153,058	2,262	971	9	154,029	2,271
Municipal securities	793	5	-	-	793	5
Total AFS	$153,851	$2,267	$8,420	$484	$162,271	$2,751

HTM
Mortgage-backed securities	$195,392	$4,305	$117,651	$3,076	$313,043	$7,381
Municipal securities	11,998	65	679	2	12,677	67
Total HTM	$207,390	$4,370	$118,330	$3,078	$325,720	$7,448

15 | Page

	December 31, 2017
	Less than 12 months		12 months or greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	loss	value	loss	value	loss
AFS
Trust preferred securities	$700	$43	$7,020	$162	$7,720	$205
Corporate debt securities	40,068	94	1,216	9	41,284	103
Municipal securities	1,252	15	-	-	1,252	15
Total AFS	$42,020	$152	$8,236	$171	$50,256	$323

HTM
Mortgage-backed securities	$182,974	$1,457	$104,464	$1,805	$287,438	$3,262
Trust preferred securities	-	-	864	18	864	18
Municipal securities	20,445	163	684	4	21,129	167
Total HTM	$203,419	$1,620	$106,012	$1,827	$309,431	$3,447

Other investments at June 30, 2018 and December 31, 2017, consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Bank stocks — at cost	$14,447	$7,945
Investment in statutory trusts — equity method	2,176	2,174
Total	$16,623	$10,119

Bank stocks consist primarily of stock in the FHLB, which is part of the Federal Home Loan Bank System.  The purpose of the FHLB investment relates to maintenance of a borrowing base with the FHLB.  FHLB stock holdings are largely dependent upon the Company’s liquidity position.  To the extent the need for wholesale funding increases or decreases, the Company may purchase additional or sell excess FHLB stock, respectively.  The Company evaluates impairment in these investments based on the ultimate recoverability of the par value.  At June 30, 2018, the Company did not consider these investments to be other-than-temporarily impaired.

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

•	Other loans – Other loans include lending products, such as taxable and tax exempt leasing, not defined as commercial, real estate, acquisition and development, construction, or consumer loans.

The loan portfolio segments at June 30, 2018 and December 31, 2017 were as follows:

(in thousands)	At June 30, 2018	At December 31, 2017
Commercial	$1,222,036	$1,250,356
Real estate - mortgage	1,234,414	1,250,423
Construction & land	244,444	266,081
Consumer	273,900	282,101
Other	93,267	98,916
Loans held for investment	3,068,061	3,147,877

Allowance for loan losses	(35,834)	(37,941)
Unearned net loan fees	(1,807)	(2,314)
Total net loans	$3,030,420	$3,107,622

The Company routinely acquires participating interests in loans originated by other banks which are subsequently included in the loan portfolio.

At June 30, 2018 and December 31, 2017, overdraft demand deposits totaling $0.4 million and $0.2 million, respectively, were reclassified from deposits to loans.

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

17 | Page

The loan portfolio showing total non-classified and classified balances by loan class at June 30, 2018 and December 31, 2017 is summarized below:

	At June 30, 2018
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$72,323	$6,509	$78,832
Finance and insurance	53,978	117	54,095
Healthcare	158,643	1,766	160,409
Real estate services	115,451	2,507	117,958
Construction	72,111	3,702	75,813
Public administration	249,606	534	250,140
Other	447,490	37,299	484,789
	1,169,602	52,434	1,222,036
Real estate - mortgage
Residential & commercial owner-occupied	508,871	16,467	525,338
Residential & commercial investor	706,067	3,009	709,076
	1,214,938	19,476	1,234,414

Construction & land	239,632	4,812	244,444

Consumer	270,200	3,700	273,900
Other	91,961	1,306	93,267
Total loans held for investment	$2,986,333	$81,728	$3,068,061
Unearned net loan fees			(1,807)
Net loans held for investment			$3,066,254

	At December 31, 2017
(in thousands)	Non-classified	Classified	Total
Commercial
Manufacturing	$82,275	$2,912	$85,187
Finance and insurance	40,796	1,722	42,518
Healthcare	161,162	2,623	163,785
Real estate services	124,861	3,986	128,847
Construction	67,232	758	67,990
Public administration	239,230	847	240,077
Other	468,562	53,390	521,952
	1,184,118	66,238	1,250,356
Real estate - mortgage
Residential & commercial owner-occupied	481,061	3,574	484,635
Residential & commercial investor	765,210	578	765,788
	1,246,271	4,152	1,250,423

Construction & land	266,081	-	266,081

Consumer	279,191	2,910	282,101
Other	97,542	1,374	98,916
Total loans held for investment	$3,073,203	$74,674	$3,147,877
Unearned net loan fees			(2,314)
Net loans held for investment			$3,145,563

18 | Page

Transactions in the ALLL by segment for the three and six months ended June 30, 2018 and 2017 are summarized below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Allowance for loan losses, beginning of period
Commercial	$16,523	$15,900	$16,837	$15,398
Real estate - mortgage	12,892	11,797	12,690	11,475
Construction & land	3,250	2,277	4,034	1,997
Consumer	2,597	2,448	2,617	2,803
Other	842	916	826	945
Unallocated	692	873	937	675
Total	36,796	34,211	37,941	33,293

Provision
Commercial	$(1,212)	$(22)	$(689)	$392
Real estate - mortgage	40	848	239	1,165
Construction & land	366	(507)	(435)	(521)
Consumer	85	116	68	(163)
Other	(28)	105	(12)	76
Unallocated	(152)	133	(397)	331
Total	(901)	673	(1,226)	1,280

Charge-offs
Commercial	$(255)	$(196)	$(1,361)	$(222)
Consumer	(49)	(6)	(58)	(86)
Other	(29)	-	(29)	-
Total	(333)	(202)	(1,448)	(308)

Recoveries
Commercial	$163	$67	$432	$181
Real estate - mortgage	8	159	11	164
Construction & land	84	714	101	1,008
Consumer	14	3	20	7
Other	3	-	3	-
Total	272	943	567	1,360

Allowance for loan losses, end of period
Commercial	$15,219	$15,749	$15,219	$15,749
Real estate - mortgage	12,940	12,804	12,940	12,804
Construction & land	3,700	2,484	3,700	2,484
Consumer	2,647	2,561	2,647	2,561
Other	788	1,021	788	1,021
Unallocated	540	1,006	540	1,006
Total	$35,834	$35,625	$35,834	$35,625

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

19 | Page

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

In assessing the reasonableness of management’s assumptions, consideration is given to select peer ratios, industry standards and directional consistency of the ALLL.  Ratio analysis highlights divergent trends in the relationship of the ALLL to nonaccrual loans, to total loans and to historical charge-offs.  Although these comparisons can be helpful as a supplement to assess reasonableness of management assumptions, they are not, by themselves, sufficient basis for determining the adequacy of the ALLL.  While management

20 | Page

utilizes its best judgment and information available, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company’s control, including the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The following table summarizes loans held for investment and the ALLL on the basis of the impairment method:

	At June 30, 2018				At December 31, 2017
	Individually evaluated for impairment		Collectively evaluated for impairment		Individually evaluated for impairment		Collectively evaluated for impairment
(in thousands)	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses	Loans held for investment	Allowance for loan losses
Commercial	$46,102	$4,838	$1,176,678	$10,381	$56,566	$5,862	$1,194,005	$10,975
Real estate - mortgage	4,041	382	1,229,509	12,558	1,331	109	1,248,166	12,581
Construction & land	1,019	71	241,634	3,629	1,071	91	263,330	3,943
Consumer	231	109	273,755	2,538	1,366	148	280,783	2,469
Other	22	22	93,263	766	-	-	98,945	826
Unallocated	-	-	-	540	-	-	-	937
Total	$51,415	$5,422	$3,014,839	$30,412	$60,334	$6,210	$3,085,229	$31,731

Information on impaired loans at June 30, 2018 and December 31, 2017 is reported in the following tables:

	At June 30, 2018
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$3,991	$3,991	$3,991	$-	$1,132
Finance and insurance	210	117	14	103	14
Healthcare	652	652	490	162	98
Real estate services	4,992	4,992	4,992	-	262
Construction	2,324	2,324	2,119	205	98
Other	34,252	34,026	32,269	1,757	3,234
	46,421	46,102	43,875	2,227	4,838
Real estate - mortgage
Residential & commercial owner-occupied	3,295	3,295	2,962	333	370
Residential & commercial investor	746	746	169	577	12
	4,041	4,041	3,131	910	382

Construction & land	1,019	1,019	1,019	-	71
Consumer	231	231	167	64	109
Other	22	22	22	-	22
Total	$51,734	$51,415	$48,214	$3,201	$5,422

21 | Page

	At December 31, 2017
			Recorded	Recorded
		Recorded	investment	investment
	Unpaid	investment	with a	with no
	principal	in impaired	related	related	Related
(in thousands)	balance	loans	allowance	allowance	allowance
Commercial
Manufacturing	$3,302	$3,302	$3,302	$-	$238
Finance and insurance	473	473	17	456	17
Healthcare	718	718	459	259	207
Real estate services	7,982	7,982	7,982	-	544
Construction	1,689	1,457	977	480	71
Public administration	313	313	313	-	27
Other	42,660	42,321	41,030	1,291	4,758
	57,137	56,566	54,080	2,486	5,862
Real estate - mortgage
Residential & commercial owner-occupied	1,159	1,159	1,102	57	94
Residential & commercial investor	172	172	172	-	15
	1,331	1,331	1,274	57	109

Construction & land	1,071	1,071	1,071	-	91
Consumer	1,366	1,366	212	1,154	148
Total	$60,905	$60,334	$56,637	$3,697	$6,210

	Impaired loans
	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
(in thousands)	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income	Average recorded	Interest income
Commercial
Manufacturing	$5,052	$84	$2,028	$30	$4,469	$171	$2,037	$59
Finance and insurance	295	6	513	10	354	13	286	10
Healthcare	627	10	550	8	657	20	398	14
Real estate services	5,014	-	5,717	52	6,003	-	5,981	102
Construction	1,959	37	1,663	20	1,791	72	1,625	40
Public administration	-	-	-	-	104	-	-	-
Other	36,526	548	19,665	223	38,457	1,069	14,635	402
	49,473	685	30,136	343	51,835	1,345	24,962	627
Real estate - mortgage
Residential & commercial owner-occupied	3,450	65	1,223	9	2,686	131	1,275	18
Residential & commercial investor	747	10	2,332	20	555	19	2,366	40
	4,197	75	3,555	29	3,241	150	3,641	58

Construction & land	1,032	8	1,850	15	1,045	17	1,871	31

Consumer	719	4	253	1	887	7	246	2
Other	90	-	-	-	107	1	-	-
Total	$55,511	$772	$35,794	$388	$57,115	$1,520	$30,720	$718

Interest income recognized on impaired loans presented in the table above primarily represents interest earned on troubled debt restructurings that meet the definition of an impaired loan and are subject to disclosure.  Interest income that would have been recorded if nonaccrual loans performed in accordance with their contractual terms was immaterial in the periods presented.

22 | Page

The table below summarizes transactions related to troubled debt restructurings during the six months ended June 30, 2018.

(in thousands)	Performing	Nonperforming	Total
Beginning balance at December 31, 2017	$52,817	$3,682	$56,499
New restructurings	6,893	173	7,066
Change in accrual status	(11,934)	11,934	-
Net paydowns	(13,102)	(877)	(13,979)
Charge-offs	-	(1,091)	(1,091)
Ending balance at June 30, 2018	$34,674	$13,821	$48,495

The tables below provides information regarding troubled debt restructurings that occurred during the three and six months ended June 30, 2018 and 2017.  Pre-modification outstanding recorded investment reflects the Company’s recorded investment immediately before the modification.  Post-modification outstanding recorded investment represents the Company’s recorded investment at the end of the reporting period.  The tables below do not include loans restructured and paid off during the periods presented.

	Three months ended June 30, 2018			Three months ended June 30, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	2	$610	$210	-	$-	$-
Finance and insurance	-	-	-	1	456	456
Healthcare	2	225	200	1	167	90
Construction	1	600	600	-	-	-
Other	3	1,450	1,424	8	4,031	3,427
Total commercial	8	2,885	2,434	10	4,654	3,973
Consumer	1	10	10	-	-	-
Total	9	$2,895	$2,444	10	$4,654	$3,973

	Six months ended June 30, 2018			Six months ended June 30, 2017
		Pre-modification	Post-modification		Pre-modification	Post-modification
		outstanding	outstanding		outstanding	outstanding
	Number of	recorded	recorded	Number of	recorded	recorded
($ in thousands)	contracts	investment	investment	contracts	investment	investment
Commercial
Manufacturing	3	$460	$439	-	$-	$-
Finance and insurance	-	-	-	1	456	456
Healthcare	2	225	200	3	465	362
Construction	3	1,546	1,455	-	-	-
Other	6	1,883	1,869	9	11,978	11,439
Total commercial	14	4,114	3,963	13	12,899	12,257
Real estate - mortgage
Residential and commercial owner-occupied	2	2,109	2,048	-	-	-
Residential & commercial investor	1	578	578	-	-	-
Total real estate - mortgage	3	2,687	2,626	-	-	-
Consumer	1	10	10	1	83	79
Total	18	$6,811	$6,599	14	$12,982	$12,336

Troubled debt restructurings during the three and six months ended June 30, 2018 and 2017 resulted primarily from the extension of repayment terms and interest rate concessions.  The Company had no charge-offs in conjunction with loans restructured during the three and six months ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, there were $2.7 million and $4.0 million in outstanding commitments on restructured loans, respectively.

23 | Page

The table below presents troubled loans restructured within the past 12 months that had a payment default during six months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018		2017
Troubled debt restructurings that subsequently defaulted ($ in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Commercial
Finance and insurance	1	$1,366	-	$-
Construction	-	-	1	48
Other	2	10,557	-	-
Total	3	$11,923	1	$48

The Company’s nonaccrual loans by class at June 30, 2018 and December 31, 2017 are reported in the following table:

(in thousands)	At June 30, 2018	At December 31, 2017
Commercial
Manufacturing	$1,846	$-
Finance and insurance	117	473
Healthcare	452	718
Construction	205	681
Other	13,618	4,313
Total commercial	16,238	6,185
Real estate-mortgage
Residential & commercial owner-occupied	333	57
Total real estate - mortgage	333	57
Consumer	148	1,275
Other	22	-
Total nonaccrual loans	$16,741	$7,517

24 | Page

The tables below summarize the aging of the Company’s loan portfolio at June 30, 2018 and December 31, 2017.

	At June 30, 2018
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$1,846	$1,846	$76,986	$78,832	$-
Finance and insurance	-	4,000	-	4,000	50,095	54,095	-
Healthcare	4	-	-	4	160,405	160,409	-
Real estate services	-	-	-	-	117,958	117,958	-
Construction	1,001	-	75	1,076	74,737	75,813	-
Public administration	-	-	-	-	250,140	250,140	-
Other	2,216	626	11,503	14,345	470,444	484,789	-
	3,221	4,626	13,424	21,271	1,200,765	1,222,036	-
Real estate - mortgage
Residential & commercial owner-occupied	-	2,048	295	2,343	522,995	525,338	-
Residential & commercial investor	-	577	-	577	708,499	709,076	-
	-	2,625	295	2,920	1,231,494	1,234,414	-

Construction & land	202	-	-	202	244,242	244,444	-

Consumer	1,488	-	24	1,512	272,388	273,900	-
Other	-	-	-	-	93,267	93,267	-
Total loans held for investment	$4,911	$7,251	$13,743	$25,905	$3,042,156	$3,068,061	$-
Unearned net loan fees						(1,807)
Net loans held for investment						$3,066,254

25 | Page

	At December 31, 2017
							Recorded
							investment
							in loans
	30 - 59	60 - 89					90 days or more
	Days	Days	90+ Days	Total			past due and
(in thousands)	past due	past due	past due	past due	Current	Total loans	accruing
Commercial
Manufacturing	$-	$-	$-	$-	$85,187	$85,187	$-
Finance and insurance	-	456	213	669	41,849	42,518	213
Healthcare	370	-	113	483	163,302	163,785	-
Real estate services	1,503	-	135	1,638	127,209	128,847	135
Construction	721	600	681	2,002	65,988	67,990	-
Public administration	-	-	-	-	240,077	240,077	-
Other	3,463	459	2,302	6,224	515,728	521,952	-
	6,057	1,515	3,444	11,016	1,239,340	1,250,356	348
Real estate - mortgage
Residential & commercial owner-occupied	426	689	-	1,115	483,520	484,635	-
Residential & commercial investor	875	299	-	1,174	764,614	765,788	-
	1,301	988	-	2,289	1,248,134	1,250,423	-

Construction & land	730	-	-	730	265,351	266,081	-

Consumer	1,423	15	1,107	2,545	279,556	282,101	-
Other	-	2	-	2	98,914	98,916	-
Total loans held for investment	$9,511	$2,520	$4,551	$16,582	$3,131,295	$3,147,877	$348
Unearned net loan fees						(2,314)
Net loans held for investment						$3,145,563

6.  Accumulated Other Comprehensive Income

The following table provides information on reclassifications out of AOCI.

	Three months ended		Six months ended
	June 30,		June 30,
AOCI component (in thousands)	2018	2017	2018	2017	Line item in Condensed Consolidated Statements of Income
Available for sale securities:
Realized gain (loss)	$4	$-	$4	$(3)	Net (gain) loss on securities, other assets and OREO
Taxes	(1)	-	(1)	1	Provision for income taxes
Subtotal	3	-	3	(2)
Held to maturity securities:
Amortization of net unrealized gain on HTM securities	288	390	596	844	Interest on taxable / nontaxable securities
Taxes	(70)	(146)	(145)	(319)	Provision for income taxes
Subtotal	218	244	451	525
Cash flow hedges:
Loans	(126)	217	(142)	466	Interest and fees on loans
Debt	(145)	(339)	(386)	(697)	Interest on subordinated debentures and notes payable
Realized loss	(271)	(122)	(528)	(231)
Taxes	65	45	128	87	Provision for income taxes
Subtotal	(206)	(77)	(400)	(144)

Total reclassifications out of AOCI	$15	$167	$54	$379

26 | Page

The following table provides the beginning and ending balances of AOCI and changes during the six months ended June 30, 2018.

Accumulated other comprehensive income (in thousands)	AFS	HTM	Cash flow hedges	Total
Balance at December 31, 2017	$1,700	$2,125	$(3,966)	$(141)
Other comprehensive loss, net of tax	(1,800)	(451)	(275)	(2,526)
Reclassification to retained earnings	369	448	(847)	(30)
Balance at June 30, 2018	$269	$2,122	$(5,088)	$(2,697)

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

At June 30, 2018, the fair value of derivatives in a net liability position, excluding accrued interest and any adjustment for nonperformance risk, related to these agreements was $2.8 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.8 million against its obligations under these agreements.  At June 30, 2018, the Company was not in default under any of its debt or capitalization covenants.

27 | Page

The table below presents the fair value of the Company’s derivative financial instruments as well as the classification within the Condensed Consolidated Balance Sheets.

	Asset derivatives			Liability derivatives
		Fair value at			Fair value at
	Balance sheet	June 30,	December 31,	Balance sheet	June 30,	December 31,
(in thousands)	classification	2018	2017	classification	2018	2017
Derivatives designated as hedging instruments under ASC 815:
Cash flow hedge - interest rate swap	Other assets	$569	$113	Accrued interest and other liabilities	$7,410	$6,732
Fair value hedge - interest rate swap	Other assets	$2,114	$628	Accrued interest and other liabilities	$45	$633

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swap	Other assets	$4,196	$2,081	Accrued interest and other liabilities	$4,195	$2,176
Foreign exchange forward contracts	Other assets	$52	$28	Accrued interest and other liabilities	$12	$44

The tables below include information about financial instruments that are eligible for offset.

	At June 30, 2018
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$2,683	$-	$2,683	$(2,099)	$-	$584
Derivatives not designated as hedges(1)	4,248	-	4,248	(2,963)	-	1,285
Total	$6,931	$-	$6,931	$(5,062)	$-	$1,869

	At June 30, 2018
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,455)	$-	$(7,455)	$5,010	$2,445	$-
Derivatives not designated as hedges(2)	(4,207)	-	(4,207)	52	348	(3,807)
Securities sold under agreements to repurchase(3)	(38,994)	-	(38,994)	-	38,994	-
Total	$(50,656)	$-	$(50,656)	$5,062	$41,787	$(3,807)

	At December 31, 2017
	Assets			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(1)	$741	$-	$741	$(741)	$-	$-
Derivatives not designated as hedges(1)	2,109	-	2,109	(1,222)	-	887
Total	$2,850	$-	$2,850	$(1,963)	$-	$887

	At December 31, 2017
	Liabilities			Gross amounts not offset
	Gross	Gross		Financial		Net
(in thousands)	amounts	amounts offset	Net amounts	Instruments	Collateral	Amount
Derivatives designated as hedges(2)	$(7,365)	$-	$(7,365)	$741	$6,624	$-
Derivatives not designated as hedges(2)	(2,220)	-	(2,220)	1,222	968	(30)
Securities sold under agreements to repurchase(3)	(52,959)	-	(52,959)	-	52,959	-
Total	$(62,544)	$-	$(62,544)	$1,963	$60,551	$(30)

(1)	Included in other assets.
(2)	Included in accrued interest and other liabilities.
(3)	Separately stated in the Condensed Consolidated Balance Sheets.

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
28 | Page

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

Based on the Company’s ongoing assessments (including at inception of the hedging relationship), it is probable that there will be sufficient variable interest payments through the maturity date of the swaps.  The Company also monitors the risk of counterparty default on an ongoing basis.  The Company uses a regression analysis and the “Hypothetical Derivative” method described in ASC 815, for both prospective and retrospective assessments of hedge effectiveness on a quarterly basis.  The Company also uses the Hypothetical Derivative methodology to measure hedge ineffectiveness each period.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2018 and 2017.

Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are received/paid on the Company’s variable-rate assets.  Payments received/paid on variable-rate liabilities will be reclassified to interest expense.  During the next 12 months, the Company estimates that $1.6 million will be reclassified as an increase to interest expense and $0.2 million will be reclassified as an increase to interest income.

Fair Value Hedges of Fixed-Rate Assets – The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates based on LIBOR.  The Company uses interest rate swaps to manage its exposure to changes in fair value on certain fixed-rate loans.  Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount.  Certain interest rate swaps met the criteria to qualify for the shortcut method of accounting.  Under the shortcut method of accounting, no ineffectiveness is assumed.  For interest rate swaps not accounted for under the shortcut method, the Company performs ongoing retrospective and prospective effectiveness assessments (including at inception) using a regression analysis to compare periodic changes in fair value of the swaps to periodic changes in fair value of the fixed-rate loans attributable to changes in the benchmark interest rate.  At June 30, 2018, the Company had interest rate swaps with a notional amount of $58.0 million used to hedge the change in the fair value of 11 commercial loans.  For derivatives that are designated and qualify as fair value hedges that are not accounted for under the shortcut method, the gain or loss on the derivative as well as the gain or loss on the hedged item attributable to the hedged risk are recognized in earnings.  The net amount representing hedge ineffectiveness that was recognized in “Other income” in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2018 was immaterial.

Non-designated Hedges — Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to its customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements,

29 | Page

changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.   At June 30, 2018, the Company had 102 interest rate swaps with an aggregate notional amount of $325.1 million related to this program.  During the three and six months ended June 30, 2018 and 2017, gains and losses arising from changes in the fair value of these swaps, which are included in “Other income,” in the Condensed Consolidated Statements of Income, were immaterial.

The Company’s product offerings also include international banking products that create foreign currency exchange-rate risk exposure.  In order to economically reduce the risk associated with the fluctuation of foreign exchange rates, the Company utilizes short-term foreign exchange forward contracts to lock in exchange rates so the gain or loss on the forward contracts approximately offsets the transaction gain or loss.  These contracts are not designated as hedging instruments.  Ineffectiveness in the economic hedging relationship may occur as the foreign currency holdings are revalued based upon changes in the currency’s spot rate, while the forward contracts are revalued using the currency’s forward rates.  Forward contracts in gain positions are recorded at fair value in “Other assets” and, forward contracts in loss positions are recorded in “Accrued interest and other liabilities” in the Condensed Consolidated Balance Sheets.  Net changes in the fair value of the forward contracts are recognized through earnings, disclosed as ‘other’ noninterest income in the Condensed Consolidated Statements of Income.  At June 30, 2018, the Company had forward contracts with a notional amount of $5.9 million that mature in less than one year.  Net gains from forward contracts recognized and included in “Other income” in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2018 and 2017 were immaterial.

8.  Borrowed Funds

A summary of borrowed funds (excluding long-term debt) at June 30, 2018 and December 31, 2017 is included below.

	June 30,	December 31,
(in thousands)	2018	2017
Securities sold under agreements to repurchase (secured by pledge of mortgage-backed securities with an estimated fair value of $39,773 and $54,018, respectively)	$38,994	$52,959
Other short-term borrowings	190,000	77,640

The Company enters into sales of securities under agreements to repurchase. The amounts received under these agreements represent short-term borrowings and are reflected as a liability in the Condensed Consolidated Balance Sheets. The securities underlying these agreements are included in investment securities in the Condensed Consolidated Balance Sheets. At June 30, 2018, all securities sold under agreements to repurchase had a maturity date of less than three months.  The Company has no control over the market value of the securities, which fluctuates due to market conditions.  However, the Company is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  The Company manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Securities sold under agreements to repurchase averaged $44.9 million in the first half of 2018 and $59.6 million in the year ended December 31, 2017.  The maximum amount outstanding at any month-end during the first half of 2018 was $48.5 million.  The maximum amount outstanding at any month-end during 2017 was $69.9 million.  At June 30, 2018 and December 31, 2017, the weighted average interest rate was 0.10% and 0.06%, respectively.  The assets underlying the securities sold under agreements to repurchase are GNMA, FNMA and FHLMC mortgage-backed securities.  All securities sold under agreements to repurchase had a maturity date of less than three months.

The Company has a line of credit with the FHLB with a rolling one-year term that matures every July with automatic renewals unless canceled.  The average FHLB line of credit balance was $116.6 million in the first six months of 2018 and $107.3 million in the year ended December 31, 2017.  The line of credit is collateralized by either qualifying loans or investment securities not otherwise pledged as collateral.  The Company pledged loans of $851.5 million and $877.9 million with a lending value of $583.9 million and $605.4 million at June 30, 2018 and December 31, 2017, respectively, as collateral for the FHLB line of credit.

30 | Page

The variable rate on the line of credit was 2.11% and 1.47% at June 30, 2018 and December 31, 2017, respectively.  The Company has also pledged $833.9 million of loans at June 30, 2018 to the Federal Reserve Bank of Kansas City as collateral for borrowing through the discount window lending program.  At June 30, 2018 and December 31, 2017, there was no amount outstanding with the discount window.

The Company had a revolving Line of Credit (LOC) agreement with an aggregate principal sum of up to $20.0 million bearing interest at 1-month LIBOR plus 225 basis points (2.25%).  The Company paid a quarterly commitment fee of 0.35% per annum on the unused portion of the LOC.  The LOC matured in May 2018 and was not renewed.

The Company has approved federal funds purchase lines with eight banks with an aggregate credit line of $180.0 million.  At June 30, 2018 there were no outstanding amounts on the federal funds purchase lines, and $4.6 million was outstanding at December 31, 2017.  The average balance of federal funds purchased was $2.2 million in the first six months of 2018 and $1.5 million during the year ended December 31, 2017.

9.  Segments

The Company’s operating segments consist of Commercial Banking, Fee-Based Lines and Corporate Support and Other.

The financial information for the Commercial Banking and Fee-Based Lines segments reflect activities which are specifically identifiable or which are allocated based on an internal allocation method.  The Corporate Support and Other segment includes activities that are not directly attributable to the other reportable segments including centralized bank operations and the activities of the Parent. The following tables report the results of operations for the three and six months ended June 30, 2018 and 2017 by segment.

	Three months ended June 30, 2018
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$39,090	$-	$87	$39,177
Total interest expense	2,183	-	1,845	4,028
Provision for loan losses	(893)	-	(8)	(901)
Noninterest income	3,318	4,816	75	8,209
Noninterest expense	6,216	4,545	19,593	30,354
Management fees and allocations, net of tax	13,344	515	(13,859)	-
Provision (benefit) for income taxes	7,070	31	(4,590)	2,511
Net income (loss)	$14,488	$(275)	$(2,819)	$11,394

	Six months ended June 30, 2018
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$76,778	$-	$176	$76,954
Total interest expense	3,524	-	3,672	7,196
Provision for loan losses	(1,209)	-	(17)	(1,226)
Noninterest income	7,064	9,930	176	17,170
Noninterest expense	12,261	8,891	37,772	58,924
Management fees and allocations, net of tax	26,907	990	(27,897)	-
Provision (benefit) for income taxes	14,383	245	(9,773)	4,855
Net income (loss)	$27,976	$(196)	$(3,405)	$24,375

	Three months ended June 30, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$35,320	$1	$85	$35,406
Total interest expense	1,567	1	1,833	3,401
Provision for loan losses	682	-	(9)	673
Noninterest income	3,266	4,927	118	8,311

31 | Page

Noninterest expense	8,016	4,262	14,377	26,655
Management fees and allocations, net of tax	8,345	317	(8,662)	-
Provision (benefit) for income taxes	9,179	224	(5,904)	3,499
Net income (loss)	$10,797	$124	$(1,432)	$9,489

	Six months ended June 30, 2017
			Corporate
Income Statement	Commercial	Fee-Based	Support and
(in thousands)	Banking	Lines	Other	Consolidated
Total interest income	$68,314	$1	$172	$68,487
Total interest expense	2,758	14	3,632	6,404
Provision for loan losses	1,374	-	(94)	1,280
Noninterest income	6,670	9,580	389	16,639
Noninterest expense	17,564	8,766	27,439	53,769
Management fees and allocations, net of tax	16,049	592	(16,641)	-
Provision (benefit) for income taxes	16,762	272	(11,464)	5,570
Net income (loss)	$20,477	$(63)	$(2,311)	$18,103

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

Available for sale securities – At June 30, 2018, the Company held, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, corporate debt securities, and TPS.  The fair value of the majority of municipal securities is determined using widely accepted valuation

32 | Page

techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, and other relevant items.  As a result, the Company has determined that these valuations fall within Level 2 of the fair value hierarchy.  The Company also holds TPS that are recorded at fair value based on unadjusted quoted market prices for identical securities in an active market.  The majority of the TPS are actively traded in the market and as a result, the Company has determined that the valuation of these securities falls within Level 1 of the fair value hierarchy.  The Company also holds certain TPS and corporate debt securities for which unadjusted market prices are not available or the markets are not active and are therefore classified as Level 2 or Level 3.  The Company uses broker-dealer quotes, valuations based on similar but not identical securities, or the most recent market trade (which may not be current) to price these securities.  Total net unrealized gain recognized in AOCI at June 30, 2018 on TPS Level 3 securities was immaterial.

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

The Company uses Level 2 and Level 3 inputs to determine the valuation of its derivatives portfolio.  The valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs (Level 2 inputs), including interest rate curves and implied volatilities. The estimates of fair value are made using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). Level 3 inputs include the credit valuation adjustments which use estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  At June 30, 2018 and December 31, 2017, the Company assessed the impact of the Level 3 inputs on the overall derivative valuations in terms of the significance of the credit valuation adjustments in basis points and as a percentage of the overall derivative portfolio valuation and the overall notional value.  The Company’s assessment determined that credit valuation adjustments were not significant to the overall valuation of the portfolio.  In addition, the significance of the credit value adjustments and overall derivative portfolio to the Company’s financial statements was considered.  As a result of the insignificance of the credit value adjustments to the derivative portfolio valuations and the Company’s financial statements, the Company classified the derivative valuations in their entirety in Level 2.

The Company uses foreign exchange forward contracts to mitigate exchange-rate risk arising from the Company’s foreign currency holdings to support its international banking product offering.  Fair value measurements of these assets or liabilities are priced based on spot and forward foreign currency rates and the credit worthiness of the contract counterparty.  These contracts are classified in Level 2.  Forward contracts in gain positions and in loss positions are classified in the Condensed Consolidated Balance Sheets as “Other assets” and “Accrued interest and other liabilities”, respectively.

33 | Page

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$21,198	$-	$12,078	$9,120
Corporate debt securities	216,650	-	216,650	-
Municipal securities	3,260	-	3,260	-
Total available for sale securities	$241,108	$-	$231,988	$9,120

Derivatives:
Cash flow hedges	$569	$-	$569	$-
Fair value hedges	2,114	-	2,114	-
Non-designated hedges	4,196	-	4,196	-
Foreign exchange forward contracts	52	-	52	-
Total derivative assets	$6,931	$-	$6,931	$-

Liabilities
Derivatives:
Cash flow hedges	$7,410	$-	$7,410	$-
Fair value hedges	45	-	45	-
Non-designated hedges	4,195	-	4,195	-
Foreign exchange forward contracts	12	-	12	-
Total derivative liabilities	$11,662	$-	$11,662	$-

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	Balance at	identical assets	inputs	inputs
(in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
Trust preferred securities	$21,983	$363	$12,521	$9,099
Corporate debt securities	141,495	-	141,495	-
Municipal securities	3,275	-	3,275	-
Total available for sale securities	$166,753	$363	$157,291	$9,099

Derivatives:
Cash flow hedges	$113	$-	$113	$-
Fair value hedges	628	-	628	-
Non-designated hedges	2,081	-	2,081	-
Foreign exchange forward contracts	28	-	28	-
Total derivative assets	$2,850	$-	$2,850	$-

Liabilities
Derivatives:
Cash flow hedges	$6,732	$-	$6,732	$-
Fair value hedge	633	-	633	-
Non-designated hedges	2,176	-	2,176	-
Foreign exchange forward contracts	44	-	44	-
Total derivative liabilities	$9,585	$-	$9,585	$-

34 | Page

A reconciliation of the beginning and ending balances of assets measured at fair value, on a recurring basis, using Level 3 inputs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$9,128	$10,017	$9,099	$9,448
Transfers and purchases	-	-	-	-
Net accretion	31	30	61	59
Sales / calls / maturities	-	-	-	-
Unrealized gain (loss) included in comprehensive income	(39)	151	(40)	691
Ending balance	$9,120	$10,198	$9,120	$10,198

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

		Fair value measurements using:
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
		identical assets	inputs	inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
At June 30, 2018
Impaired loans	$14,423	$-	$-	$14,423
OREO	$5,245	$-	$-	$5,245

At December 31, 2017
Impaired loans	$3,792	$-	$-	$3,792
OREO	$5,351	$-	$-	$5,351

35 | Page

Gains and losses, which include the provision for losses on impaired loans, recorded in relation to assets and liabilities measured on a nonrecurring basis are presented below:

	Gain for the three months ended		Gain (loss) for the six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Impaired loans	$479	$567	$(807)	$971

In accordance with ASC 310, the fair value of OREO recorded as an asset is reduced by estimated selling costs.  The following table is a reconciliation of the fair value measurement of OREO disclosed pursuant to ASC 820 to the amount recorded on the Condensed Consolidated Balance Sheets:

	At	At
(in thousands)	June 30, 2018	December 31, 2017
OREO recorded at fair value	$5,245	$5,351
Estimated selling costs	(266)	(272)
OREO	$4,979	$5,079

The following tables provide information describing the valuation techniques used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy at June 30, 2018 and December 31, 2017.

	At June 30, 2018
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,120	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	4% - 19%

Impaired loans:
Commercial	$13,449	Sales comparison(1)	Management discount for asset type	81%	0% - 86%
Real estate - mortgage	910	Sales comparison(2)	Sales comparison adjustments	(2)%	(4)% - 0%
Consumer	64	Sales comparison(2)	Sales comparison adjustments	(11)%	(12)% - (7)%
Total impaired loans	$14,423

OREO:
Commercial	$190	Property appraisals(2)	Management discount for property type	0%	NA
Construction & land	5,055	Property appraisals(2)	Management discount for property type	50%	NA
Total OREO	$5,245

36 | Page

	At December 31, 2017
	Fair value			Weighted
Category	(in thousands)	Valuation technique	Unobservable input	average	Range
Trust preferred securities	$9,099	Market approach	Discount to carrying value using broker quotes or observable prices on similar securities	7%	5% - 15%

Impaired loans:
Commercial	$2,581	Sales comparison(1)	Management discount for asset type	59%	0% - 98%
Real estate - mortgage	57	Sales comparison(2)	Sales comparison adjustments	(4)%	NA
Consumer	1,154	Sales comparison(2)	Sales comparison adjustments	(11)%	(20)% - (7)%
Total impaired loans	$3,792

OREO:
Commercial	$190	Property appraisals(2)	Management discount for property type	0%	NA
Construction & land	5,161	Property appraisals(2)	Management discount for property type	17%	NA
Total OREO	$5,351

(1)	Discount represents management’s discounts applied to market valuation of various business asset types including accounts receivable and other commercial assets.
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

The following table includes the estimated fair value of the Company’s financial instruments.  The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and nonrecurring basis are discussed above.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and applied to this disclosure on a prospective basis. Estimated fair value of assets and liabilities carried at cost at December 31, 2017 were based on an entry price notion.  Considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different

37 | Page

market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts at June 30, 2018 and December 31, 2017.

	Fair Value	June 30, 2018		December 31, 2017
	Classification	Carrying	Estimated	Carrying	Estimated
(in thousands)	level	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	2	$84,858	$84,858	$80,180	$80,180
Investment securities available for sale(1)		241,108	241,108	166,753	166,753
Investment securities held to maturity(1)		388,917	383,534	362,544	360,071
Other investments	2	2,176	2,176	2,174	2,174
Loans — net	3	3,030,421	2,989,891	3,107,622	3,080,935
Accrued interest receivable(2)		14,087	14,087	14,150	14,150
Derivatives	2	6,931	6,931	2,850	2,850

Financial liabilities:
Deposits	2	$3,144,541	$3,143,432	$3,225,220	$3,224,417
Securities sold under agreements to repurchase	2	38,994	31,240	52,959	49,436
Short-term borrowings	2	190,000	190,000	77,640	77,640
Accrued interest payable(2)		998	998	1,077	1,077
Subordinated notes payable	3	59,239	56,635	59,195	58,451
Junior subordinated debentures	2	72,166	72,166	72,166	72,166
Derivatives	2	11,662	11,662	9,585	9,585

(1)	AFS and HTM securities are primarily classified as Level 2 and Level 3 of the fair value hierarchy.
(2)	Accrued interest receivable/payables are classified in the same level hierarchy as the underlying assets and liabilities.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11.  Regulatory Matters

The following table presents the regulatory capital ratios of the Bank and Holding Company, including regulatory thresholds, at June 30, 2018.  The minimum CCB for 2018 increased to 1.875% from 1.25% in 2017. The CCB increases 0.625% annually through 2019 to 2.5% and is designed to establish a capital range for banking organizations above minimum requirements to insulate banks from periods of stress and impose constraints on dividends, share repurchases and discretionary bonus payments when capital levels fall below prescribed levels.

	At June 30, 2018		Capitalized Ratio
	Bank	Company		Minimum ratio
(in thousands)	Ratios	Ratios	Well(1)	plus fully phased-in CCB
Common equity tier 1 capital	11.1%	10.6%	6.5%	7.0%
Tier 1 capital	11.1%	12.4%	8.0%	8.5%
Total capital	14.0%	15.2%	10.0%	10.5%
Tier 1 leverage	9.6%	10.7%	5.0%	4.0%

(1)

The ratios for the well-capitalized requirement are only applicable to the Bank.  However, the Company manages its capital position as if the requirement applies to the consolidated entity and has presented the ratios as if they also applied to the Company.

12.  Revenue and Expense

Revenue from Contracts with Customers and Supplemental Financial Data

38 | Page

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

39 | Page

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

At June 30, 2018 and December 31, 2017, the Company had receivables from customers of $3.3 million and $3.7 million, respectively.

The following table presents our noninterest income disaggregated by revenue source.

	Three months ended		Six months ended
Noninterest income	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Depository service charges	$1,577	1,714	$3,232	$3,459
Investment advisory income	1,678	1,500	3,333	3,031
Property and casualty	988	1,114	2,220	2,243
Employee benefits	2,001	2,114	4,076	3,753
Bonus income and merchant and bankcard fees	560	663	1,189	1,483
Revenue from contracts with customers	6,804	7,105	14,050	13,969

Loan fees	526	347	1,269	863
Other customer service fees	340	259	579	492
Bank-owned life insurance	355	310	753	659
Other investments	124	372	299	747
Derivative valuation	45	(80)	201	(137)
Other	15	(2)	19	46
Other noninterest income	1,405	1,206	3,120	2,670
Total noninterest income	$8,209	8,311	$17,170	$16,639

The following table provides supplemental information on the detail of other noninterest expense.

	Three months ended		Six months ended
Other noninterest expense	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Marketing and business development	$679	$682	$1,380	$1,388
Service contracts	1,414	1,428	2,759	2,721
Professional fees	2,375	794	3,907	1,698
Office supplies and delivery	251	278	502	581
Other	861	829	1,713	1,868
Total	$5,580	$4,011	$10,261	$8,256

40 | Page

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, CoBiz Financial Inc.'s and BOK Financial Corporation's expectations or predictions of future financial or business performance or conditions. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "target," "estimate," "continue," "positions," "plan," "predict," "project," "forecast," "guidance," "goal," "objective," "prospects," "possible" or "potential," by future conditional verbs such as "assume," "will," "would," "should," "could" or "may", or by variations of such words or by similar expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made and we assume no duty to update forward-looking statements. Actual results may differ materially from current projections.

In addition to factors previously disclosed in CoBiz Financial Inc.'s and BOK Financial Corporation's reports filed with the SEC and those identified elsewhere in this Report, including the risk factors in Part II, Item 1A, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the ability to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by CoBiz Financial Inc.'s shareholders on the expected terms and schedule, including the risk that regulatory approvals required for the Merger are not obtained or are obtained subject to conditions that are not anticipated; delay in closing the Merger; difficulties and delays in integrating CoBiz Financial Inc.'s business or fully realizing cost savings and other benefits; business disruption following the Merger; changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer acceptance of BOK Financial Corporation's products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions and divestitures; economic conditions; and the impact, extent and timing of technological changes, capital management activities, and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms.

Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included in this Report. Certain terms used in this discussion are defined in the notes to those financial statements. For a description of our accounting policies, see Note 1 of the Notes to Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2017. For a discussion of the segments included in our principal activities, see Note 9 of the Notes to the Condensed Consolidated Financial Statements in this Report.

Executive Summary

CoBiz Financial Inc. is a $3.9 billion financial holding company offering a broad array of financial service products to its target market of professionals, small and medium-sized businesses, and high-net-worth individuals primarily in Arizona and Colorado.  Our operating segments include Commercial Banking and Fee-Based Lines.

Earnings are derived primarily from our NII, which is interest income less interest expense, and our noninterest income earned from fee-based business lines and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest income, the largest component of our operating revenue (defined as NII plus noninterest income).

Recent Developments

41 | Page

On June 17, 2018, the Company entered into a Merger Agreement with BOK and its Merger Sub, an Oklahoma corporation and direct wholly-owned subsidiary of BOK.  Subject to the terms and conditions of the Merger Agreement, CoBiz shareholders will have the right to receive upon the effectiveness of the Merger 0.17 shares of BOK common stock and $5.70 in cash, for each share of CoBiz common stock. The completion of the Merger, which is expected to occur in the fourth quarter of 2018, is subject to customary conditions, including, among others, (1) the approval of the Merger Agreement by CoBiz's shareholders, (2) authorization for listing on the Nasdaq of the shares of BOK common stock to be issued in the Merger, (3) the effectiveness of the registration statement on Form S-4 for the BOK common stock to be issued in the Merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the consummation of the Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the Office of the Comptroller of the Currency. Each party's obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Company adopted the TCJA in the first quarter of 2018, resulting in impacts to comparability with prior periods in the following areas: net interest income, NIM, the efficiency ratio, the provision for income taxes, and net income.

Financial and Operational Highlights

Noted below are some of the Company’s significant financial performance measures and operational results:

INCOME STATEMENT	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net interest income before provision	$35,149	$32,005	$69,758	$62,083
Provision for loan losses	(901)	673	(1,226)	1,280
Noninterest income	8,209	8,311	17,170	16,639
Noninterest expense	30,354	26,655	58,924	53,769
Net income	11,394	9,489	24,375	18,103

Diluted earnings per common share	$0.27	$0.23	$0.58	$0.43
Net interest margin	3.94%	3.76%	3.94%	3.76%
Return on average assets	1.19%	1.01%	1.28%	0.99%
Return on average shareholders' equity	13.34%	12.10%	14.60%	11.74%

•

NII for the three and six months ended June 30, 2018 increased $3.1 million and $7.7 million, respectively, over the prior year periods.  The increases were due to growth in average assets and expansion of loan yields.  The net interest margin was 3.94% for both the three and six months ended June 30, 2018, compared to 3.76% in the prior year periods.

•

Provision for loan losses for the three and six months ended June 30, 2018 was a negative $0.9 million and negative $1.2 million, respectively, compared to a provision of $0.7 million and $1.3 million in the prior year periods.  The negative provision for loan losses in the 2018 periods was driven primarily by decrease in the loan portfolio in the first six months of 2018.

•

The Company’s effective tax rate declined to 18.1% and 16.6% for the three and six months ended June 30, 2018, compared to 26.9% and 23.5% in the prior year periods due to the lowered federal tax rate pursuant to the TCJA.  The effective tax rate in the second quarter of 2018 increased due to certain non-deductible expenses related to the Merger transaction and a decrease in excess tax benefits compared to the first quarter of 2018.

•

Net income for the three and six months ended June 30, 2018 of $11.4 million and $24.4 million, respectively, increased $1.9 million and $6.3 million, respectively, over the prior year periods.  Merger-related costs of $1.7 million were recognized in the second quarter of 2018.

42 | Page

BALANCE SHEET AND CREDIT QUALITY	At June 30,	At December 31,
(in thousands)	2018	2017
Total assets	$3,881,875	$3,846,272
Total investments	646,648	539,416
Total loans	3,066,254	3,145,563
Total deposits	3,144,541	3,225,220
Total shareholders' equity	346,104	329,284

Allowance for loan losses	$35,834	$37,941
Nonperforming assets	21,720	12,944
Allowance for loan losses to total loans	1.17%	1.21%
Nonperforming assets to total assets	0.56%	0.34%

•	The loan portfolio at June 30, 2018 decreased $79.3 million, or 2.5%, over the balance at December 31, 2017.

•	The ALLL was 1.17% of total loans at June 30, 2018 and 1.21% at December 31, 2017. In the first half of 2018, net charge-offs in the ALLL were $0.9 million.

•	Total deposits at June 30, 2018 decreased $80.7 million, or 2.5%, over the balance at December 31, 2017.

•	The Company’s total risk-based capital ratio was 15.2% at June 30, 2018.

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

Financial Condition

Total assets at June 30, 2018 were $3.88 billion, an increase of $35.6 million or 0.9% from $3.85 billion at December 31, 2017.  Assets consist primarily of net loans and investment securities, accounting for 95% of total assets.  Total liabilities at June 30, 2018 were $3.54 billion, compared to $3.52 billion at December 31, 2017.  Deposits, securities sold under an agreement to repurchase and other short-term borrowings total 95% of total liabilities.  Shareholders’ equity at June 30, 2018 was $346.1 million, an increase of $16.8 million or 5.1% from $329.3 million at December 31, 2017.  The following paragraphs discuss changes in the relative mix of certain assets and liability classes and reasons for such changes.

Investments.  The Company manages its investment portfolio to provide interest income and to meet the collateral requirements for public deposits, customer repurchases and wholesale borrowings. Investments were $646.6 million at June 30, 2018 and $539.4 million at December 31, 2017 and accounted for 16.7% of total assets at June 30, 2018 and 14.0% of total assets at December 31, 2017.  The Company expanded the investment portfolio in 2018 due to the increase in yields on certain investments and the decrease in the loan portfolio.

The investment portfolio is primarily comprised of MBS explicitly (GNMA) and implicitly (FNMA and FHLMC) backed by the U.S. Government. The portfolio does not include any securities exposed to sub-prime mortgage loans. The investment portfolio also includes single-issuer TPS, corporate debt and municipal

43 | Page

securities.  The corporate debt securities portfolio primarily consists of senior and subordinated debentures issued by the financial services industry.  None of the issuing institutions are in default, nor have interest payments on the TPS been deferred.

The net unrealized gain on AFS securities was $0.4 million at June 30, 2018 compared to $2.7 million at December 31, 2017.  The Company did not recognize any OTTI in earnings during the three and six months ended June 30, 2018.  The following table presents the composition of the Company’s investment portfolio at June 30, 2018 and December 31, 2017.

	Carrying Value at		Increase (decrease)
(in thousands)	June 30, 2018	December 31, 2017	Amount	%
AFS:
Trust preferred securities	$21,198	$21,983	$(785)	(3.6)%
Corporate debt securities	216,650	141,495	75,155	53.1%
Municipal securities	3,260	3,275	(15)	(0.5)%
Total AFS	$241,108	$166,753	$74,355	44.6%
HTM:
Mortgage-backed securities	$344,675	$318,128	$26,547	8.3%
Trust preferred securities	10,773	10,721	52	0.5%
Municipal securities	33,469	33,695	(226)	(0.7)%
Total HTM	$388,917	$362,544	$26,373	7.3%

Loans.  Gross loans decreased $79.3 million to $3.07 billion at June 30, 2018, from $3.15 billion at December 31, 2017. In the first six months of 2018, the Company extended $529.1 million in new credit relationships and advances on existing lines.  Offsetting credit extensions were paydowns and maturities of $606.9 million and gross charge-offs of $1.4 million.  The following table presents the composition of the Company’s loan portfolio at the dates indicated.

	At June 30, 2018		At December 31, 2017		At June 30, 2017
LOANS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Commercial	$1,222,780	40.4%	$1,250,571	40.2%	$1,272,304	42.1%
Owner-occupied real estate	525,020	17.3%	484,526	15.6%	481,180	15.9%
Investor real estate	708,530	23.4%	764,971	24.6%	747,765	24.7%
Construction & land	242,653	8.0%	264,401	8.5%	162,318	5.4%
Consumer	273,986	9.0%	282,149	9.1%	287,790	9.5%
Other	93,285	3.1%	98,945	3.2%	109,597	3.6%
Total loans	3,066,254	101.2%	3,145,563	101.2%	3,060,954	101.2%
Allowance for loan losses	(35,834)	(1.2)%	(37,941)	(1.2)%	(35,625)	(1.2)%
Total net loans	$3,030,420	100.0%	$3,107,622	100.0%	$3,025,329	100.0%

Geographically, Colorado loans totaled $1.97 billion, a decrease of $50.0 million from December 31, 2017.  Arizona loans totaled $1.10 billion, a decrease of $29.3 million from December 31, 2017.

The ALLL decreased $2.1 million during the first half of 2018 due to a negative provision for loan losses of $1.2 million and net charge-offs of $0.9 million.  See the Provision for Loan Losses and Allowance for Loan Losses sections below and Note 5 for additional discussion.

Deferred Income Taxes.  Net deferred income tax assets increased $0.6 million to $13.7 million at June 30, 2018, from $13.1 million at December 31, 2017. The increase was primarily related to the tax effect of the change in the fair value of the investment portfolio.

Other Assets.  Other assets increased $1.5 million to $21.6 million at June 30, 2018, from $20.1 million at December 31, 2017.  The change was primarily from a $4.1 million increase in the value of derivative assets due to the upward movement in short-term rates.  This increase was partially offset by a $2.0 million decrease in tax receivables which were used to satisfy the Company’s first quarter tax liability.

Deposits.  Total deposits decreased $80.7 million to $3.14 billion at June 30, 2018 from $3.23 billion at December 31, 2017.  The Company typically has a seasonal decrease in deposits during the first half of each calendar year as customers make tax and bonus payments.  Noninterest-bearing deposits at June 30, 2018 comprised 46.1% of total deposits, compared to 45.7% at December 31, 2017.

44 | Page

The Company has reciprocal Certificate of Deposit Account Registry Service ® (CDARS) accounts and Insured Cash Sweep (ICS) accounts that are viewed as customer-related deposits. The CDARS and ICS programs are provided through a third party and are designed to provide full FDIC insurance on deposit amounts by exchanging or reciprocating larger depository relationships with other member banks. Depositor funds are broken into smaller amounts and placed with other banks that are members of the network. Each member bank issues deposit amounts at a level that the entire deposit is eligible for FDIC insurance. CDARS and ICS are technically brokered deposits; however, the Company considers the reciprocal deposits placed through these programs as core funding due to the customer relationship that generated the transaction and does not report the balances as brokered sources in its internal or external financial reports.  The Company had balances of $309.3 million and $344.9 million in CDARS and ICS accounts at June 30, 2018 and December 31, 2017, respectively.  The following table presents the composition of the Company’s deposit portfolio at the dates indicated.

	At June 30, 2018		At December 31, 2017		At June 30, 2017
DEPOSITS		% of		% of		% of
(in thousands)	Amount	portfolio	Amount	portfolio	Amount	portfolio
Money market	$864,190	27.5%	$875,936	27.2%	$898,615	29.2%
Interest-bearing demand	712,061	22.6%	737,934	22.9%	696,971	22.7%
Savings	21,218	0.7%	21,453	0.7%	22,748	0.7%
Certificates of deposits under $100	16,897	0.5%	17,715	0.5%	18,748	0.6%
Certificates of deposits $100 and over	64,030	2.0%	69,736	2.2%	79,103	2.6%
Reciprocal CDARS	15,251	0.5%	28,796	0.9%	42,046	1.4%
Total interest-bearing deposits	1,693,647	53.9%	1,751,570	54.3%	1,758,231	57.2%
Noninterest-bearing demand deposits	1,450,894	46.1%	1,473,650	45.7%	1,314,408	42.8%
Total deposits	$3,144,541	100.0%	$3,225,220	100.0%	$3,072,639	100.0%

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

Other Short-Term Borrowings.  Other short-term borrowings consist of federal funds purchased, overnight borrowings from the FHLB and advances on a line of credit maintained at the Parent.  Short-term borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels which can be volatile in uncertain economic conditions and sensitive to competitive pricing. At June 30, 2018, the Company had $190.0 million in short-term borrowings outstanding, compared to $77.6 million at December 31, 2017.  Average balances of short-term borrowings, which are more reflective of the Company’s usage, were $149.4 million and $118.7 million for the three and six months ended June 30, 2018, compared to $224.7 million and $157.7 million for the three and six months ended June 30, 2017, respectively.  Short-term borrowings tend to increase in the first half of each calendar year to fund the seasonal outflow of deposits.  If the Company is unable to retain deposits or maintain deposit balances at a level sufficient to fund asset growth, the composition of interest-bearing liabilities may shift toward additional wholesale funds or other borrowings, which bear a higher interest cost than core deposits.

Accrued Interest and Other Liabilities.  Accrued interest and other liabilities increased $1.0 million to $30.8 million at June 30, 2018 from $29.8 million at December 31, 2017.  The increase was primarily due to an increase in the fair value of derivative liabilities, taxes payable and accrued Merger costs, offset by a decrease in accrued bonuses from bonuses paid in the first quarter of 2018.

45 | Page

Results of Operations

Overview

The following table presents the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, followed by a discussion of the major components of the Company’s income, expense and performance.

			2018 vs 2017				2018 vs 2017
INCOME STATEMENT	Three months ended		Increase		Six months ended		Increase
	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2018	2017	Amount	%	2018	2017	Amount	%
Interest income	$39,177	$35,406	$3,771	10.7%	$76,954	$68,487	$8,467	12.4%
Interest expense	4,028	3,401	627	18.4%	7,196	6,404	792	12.4%
NET INTEREST INCOME BEFORE PROVISION	35,149	32,005	3,144	9.8%	69,758	62,083	7,675	12.4%
Provision for loan losses	(901)	673	(1,574)	(233.9)%	(1,226)	1,280	(2,506)	(195.8)%
NET INTEREST INCOME AFTER PROVISION	36,050	31,332	4,718	15.1%	70,984	60,803	10,181	16.7%
Noninterest income	8,209	8,311	(102)	(1.2)%	17,170	16,639	531	3.2%
Noninterest expense	30,354	26,655	3,699	13.9%	58,924	53,769	5,155	9.6%
INCOME BEFORE INCOME TAXES	13,905	12,988	917	7.1%	29,230	23,673	5,557	23.5%
Provision for income taxes	2,511	3,499	(988)	(28.2)%	4,855	5,570	(715)	(12.8)%
NET INCOME	$11,394	$9,489	$1,905	20.1%	$24,375	$18,103	$6,272	34.6%

Annualized return on assets for the three and six months ended June 30, 2018 was 1.19% and 1.28%, respectively, compared to 1.01% and 0.99% in the same periods of 2017.  The improvement in the return on assets in 2018 compared to 2017 was primarily due to an increase in NII, a decrease in the provision for loan losses, and a decrease in taxes.  NII, which is the largest component of the Company’s operating revenue, benefited from both an increase in interest-earning assets and short-term rates.

Noninterest income as a percentage of taxable equivalent operating revenue(1) was 18.42% and 19.22% for the three and six months ended June 30, 2018, respectively, compared to 19.61% and 20.01% in the same periods of 2017.  The Company’s efficiency ratio – taxable equivalent(1) (efficiency ratio) was 68.13% and 66.10% in the three and six months ended June 30, 2018, respectively, compared to 62.83% and 65.04% in the same periods of 2017.  The efficiency ratio increased in 2018 due to professional service costs related to the pending Merger and certain technology related initiatives.  The efficiency ratio is presented on a taxable equivalent basis and is directly impacted by the tax rate paid by the Company.  The efficiency ratio increases with a decrease in tax rates, and decreases with an increase in tax rates.  Although the TCJA benefits net income due to the reduction in the federal income tax rate from 35% to 21%, it increases the efficiency ratio.

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

46 | Page

		Three months ended		Six months ended
		June 30,		June 30,
	(in thousands)	2018	2017	2018	2017
	Noninterest expense - GAAP, adjusted for:	$30,354	$26,655	$58,924	$53,769
	Net (gain) loss on securities, other assets and OREO	(4)	32	(124)	(313)
A	Adjusted noninterest expense - non-GAAP	$30,358	$26,623	$59,048	$54,082

	Net interest income - GAAP	$35,149	$32,005	$69,758	$62,083
B	Noninterest income - GAAP	8,209	8,311	17,170	16,639
	Operating revenue	43,358	40,316	86,928	78,722
	Taxable equivalent adjustment	1,203	2,056	2,408	4,435
C	Operating revenue - taxable equivalent - non-GAAP	$44,561	$42,372	$89,336	$83,157
A / C	Efficiency ratio - taxable equivalent - non-GAAP	68.13%	62.83%	66.10%	65.04%
B / C	Noninterest income as a percentage of taxable equivalent operating revenue - non-GAAP	18.42%	19.61%	19.22%	20.01%

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

As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates may impact our net interest margin.  The FOMC uses the federal funds rate, which is the interest rate used by banks to lend to each other, to influence interest rates and the national economy. Changes in the federal funds rate have a direct correlation to changes in the prime rate, the underlying index for most of the variable-rate loans issued by the Company.  At June 30, 2018, the FOMC has set the target federal funds rate at a range of 175-200 basis points.  The target federal funds rate has been increased 125 basis points since March 2017.

47 | Page

The following tables set forth the average amounts outstanding for each category of interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts on a taxable equivalent basis, and the average rate earned or paid for the three and six months ended June 30, 2018 and 2017.

.	Three months ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$16,742	$70	1.65%	$21,100	$54	1.01%
Investment securities (1)	624,333	4,565	2.92%	575,363	3,999	2.78%
Loans (1)(2)	3,056,031	35,745	4.63%	3,036,949	33,409	4.35%
Total interest-earning assets	$3,697,106	$40,380	4.33%	$3,633,412	$37,462	4.08%
Noninterest-earning assets	134,872			139,072
Total assets	$3,831,978			$3,772,484

Liabilities and Shareholders' Equity
Deposits
Money market	$856,702	$956	0.45%	$888,217	$586	0.26%
Interest-bearing demand	657,720	351	0.21%	645,243	234	0.15%
Savings	20,777	5	0.10%	20,429	3	0.06%
Certificates of deposit
Reciprocal	17,264	12	0.28%	42,562	18	0.17%
Under $100	17,048	17	0.40%	18,939	17	0.36%
$100 and over	63,489	82	0.52%	80,085	97	0.49%
Total interest-bearing deposits	$1,633,000	$1,423	0.35%	$1,695,475	$955	0.23%
Other borrowings
Securities sold under agreements to repurchase	40,932	11	0.11%	64,181	9	0.06%
Other short-term borrowings	149,417	740	1.96%	224,679	593	1.04%
Long-term debt	131,393	1,854	5.58%	131,307	1,844	5.56%
Total interest-bearing liabilities	$1,954,742	$4,028	0.82%	$2,115,642	$3,401	0.64%
Noninterest-bearing demand accounts	1,507,911			1,317,231
Total deposits and interest-bearing liabilities	3,462,653			3,432,873
Other noninterest-bearing liabilities	26,698			24,942
Total liabilities	3,489,351			3,457,815
Total shareholders' equity	342,627			314,669
Total liabilities and shareholders' equity	$3,831,978			$3,772,484
Net interest income - taxable equivalent		$36,352			$34,061
Net interest spread			3.51%			3.44%
Net interest margin			3.94%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	189.14%			171.74%

48 | Page

	Six months ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	earned or	yield or	Average	earned or	yield or
(in thousands)	balance	paid	cost(3)	balance	paid	cost(3)
Assets
Federal funds sold and other	$16,612	$149	1.78%	$22,815	$110	0.96%
Investment securities (1)	596,511	8,558	2.87%	557,378	7,795	2.80%
Loans (1)(2)	3,081,880	70,655	4.56%	2,983,284	65,017	4.33%
Total interest-earning assets	$3,695,003	$79,362	4.27%	$3,563,477	$72,922	4.07%
Noninterest-earning assets	131,647			139,804
Total assets	$3,826,650			$3,703,281

Liabilities and Shareholders' Equity
Deposits
Money market	$865,987	$1,571	0.37%	$894,378	$1,178	0.27%
Interest-bearing demand	668,048	611	0.18%	648,431	479	0.15%
Savings	21,593	8	0.07%	19,693	5	0.05%
Certificates of deposit
Reciprocal	22,692	27	0.24%	43,140	39	0.18%
Under $100	17,312	33	0.38%	19,203	34	0.36%
$100 and over	64,169	160	0.50%	82,972	207	0.50%
Total interest-bearing deposits	$1,659,801	$2,410	0.29%	$1,707,817	$1,942	0.23%
Other borrowings
Securities sold under agreements to repurchase	44,899	19	0.08%	57,176	17	0.06%
Other short-term borrowings	118,705	1,079	1.81%	157,681	769	0.97%
Long-term debt	131,382	3,688	5.58%	131,297	3,676	5.57%
Total interest-bearing liabilities	$1,954,787	$7,196	0.74%	$2,053,971	$6,404	0.62%
Noninterest-bearing demand accounts	1,510,333			1,311,582
Total deposits and interest-bearing liabilities	3,465,120			3,365,553
Other noninterest-bearing liabilities	24,955			26,897
Total liabilities	3,490,075			3,392,450
Total shareholders' equity	336,575			310,831
Total liabilities and shareholders' equity	$3,826,650			$3,703,281
Net interest income - taxable equivalent		$72,166			$66,518
Net interest spread			3.53%			3.45%
Net interest margin			3.94%			3.76%
Ratio of average interest-earning assets to average interest-bearing liabilities	189.02%			173.49%

(1)

Interest earned has been adjusted to reflect tax exempt assets on a fully taxable equivalent basis using a combined federal and state marginal tax rate of 22% and 36% during the three and six months June 30, 2018 and 2017, respectively.

(2)	Loan fees included in interest income are not material. Nonaccrual loans are included with average loans outstanding.
(3)	Yields have been adjusted to reflect a taxable equivalent basis where applicable.

NII on a taxable equivalent basis for the three and six months ended June 30, 2018 grew 6.7% and 8.5%, respectively, over the prior year periods primarily as a result of higher loan volume and an increase in loan yields. As the Company has an asset sensitive balance sheet at June 30, 2018, future interest rate increases should continue to increase NII.

Average interest-earning assets for the three and six months ended June 30, 2018 increased $63.7 million and $131.5 million, respectively, to $3.70 billion, compared to the prior year periods.  The yield on interest-earning assets expanded 0.25% and 0.20% for the three and six months ended June 30, 2018, respectively, compared to the prior year periods, primarily due to loan yields.  Yields on variable-rate loans have increased with the increase in short-term interest rates.

49 | Page

Including noninterest-bearing deposits, the Company’s overall deposit interest cost was 0.18% and 0.15% for the three and six months ended June 30, 2018, respectively, compared to 0.13% in each of the comparative prior year periods.  Deposit costs had remained stable in 2017 through the first quarter of 2018, but expanded in the second quarter of 2018 as the Company increased rates.  Short-term borrowing costs have also increased, averaging 1.96% and 1.81% for the three and six months ended June 30, 2018, compared to 1.04% and 0.97% in the same periods of 2017.  Subsequent to the end of the second quarter of 2018, the Company increased most deposit rates by 5-15 basis points.  The Company expects deposit costs to increase over the remainder of 2018 in order to remain competitive.

The following table presents noninterest income for the three and six months ended June 30, 2018 and 2017.

			2018 vs 2017				2018 vs 2017
	Three months ended		Increase		Six months ended		Increase
NONINTEREST INCOME	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2018	2017	Amount	%	2018	2017	Amount	%
Service charges	$1,577	$1,714	$(137)	(8.0)%	$3,232	$3,459	$(227)	(6.6)%
Investment advisory income	1,678	1,500	178	11.9%	3,333	3,031	302	10.0%
Insurance income	3,138	3,427	(289)	(8.4)%	6,597	6,549	48	0.7%
Other income	1,816	1,670	146	8.7%	4,008	3,600	408	11.3%
Total noninterest income	$8,209	$8,311	$(102)	(1.2)%	$17,170	$16,639	$531	3.2%

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

Investment Advisory Income.  Investment advisory income increased $0.2 million and $0.3 million, during the three and six months ended June 30, 2018, over the prior year periods.  Fees earned are generally based on a percentage of AUM and market valuations have a direct impact on AUM.  AUM totaled $1.0 billion at June 30, 2018 compared to $901.8 million at June 30, 2017.

Insurance Income.  Insurance income is derived from two main areas: benefits consulting and P&C.  Revenue from benefits consulting and P&C are recurring revenue sources as policies and contracts generally renew or rewrite on an annual or more frequent basis.  Insurance income decreased $0.3 million and was relatively flat during the three and six months ended June 30, 2018, respectively, compared to the prior year periods.

Other Income.  Other income is comprised of increases in the cash surrender value of bank-owned life insurance, loan fees, earnings on equity method investments, merchant charges, bankcard fees, wire transfer fees, foreign exchange fees and safe deposit income.  Other income increased $0.1 million and $0.4 million during the three and six months ended June 30, 2018, respectively, compared to the prior year periods, due to an increase in fees earned on customer swap products.

50 | Page

The following table presents noninterest expense for the three and six months ended June 30, 2018 and 2017.

			2018 vs 2017				2018 vs 2017
	Three months ended		Increase		Six months ended		Increase
NONINTEREST EXPENSE	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2018	2017	Amount	%	2018	2017	Amount	%
Salaries and employee benefits	$20,761	$18,335	$2,426	13.2%	$40,508	$37,455	$3,053	8.2%
Occupancy expenses, premises and equipment	3,651	3,685	(34)	(0.9)%	7,362	7,290	72	1.0%
Amortization of intangibles	49	150	(101)	(67.3)%	105	300	(195)	(65.0)%
FDIC and other assessments	267	349	(82)	(23.5)%	691	599	92	15.4%
Other real estate owned and loan workout costs	50	93	(43)	(46.2)%	121	182	(61)	(33.5)%
Net (gain) loss on securities, other assets and OREO	(4)	32	(36)	(112.5)%	(124)	(313)	189	60.4%
Other expense	5,580	4,011	1,569	39.1%	10,261	8,256	2,005	24.3%
Total noninterest expense	$30,354	$26,655	$3,699	13.9%	$58,924	$53,769	$5,155	9.6%

Salaries and Employee Benefits.  Salaries and employee benefits increased $2.4 million and $3.1 million for the three and six months ended June 30, 2018, respectively, over the prior year periods.  The increase was primarily due to merit raises and an increase in full-time equivalent employees. The Company had 560 full-time equivalent employees at June 30, 2018, compared to 529 at June 30, 2017.

Occupancy Costs.  Occupancy costs consist primarily of rent, utilities, property taxes, insurance, depreciation and information systems maintenance.  Occupancy costs were relatively flat for the three and six months ended June 30, 2018, compared to the prior year periods.

FDIC and Other Assessments.  FDIC and other assessments consist of premiums paid by the Company that are required for all FDIC-insured institutions and Colorado chartered banks.  FDIC and other assessments decreased $0.1 million and increased $0.1 million during the three and six months ended June 30, 2018, respectively, compared to the prior year periods.  The assessments are determined using a rate (based on statutory and risk classification factors) applied to average net assets of the Company.

OREO and Loan Workout Costs.  Carrying costs and workout expenses of nonperforming loans and OREO are related to the level of nonperforming assets.  While costs may fluctuate from period to period due to specific circumstances, the Company has seen a general decline in these costs over the last few years.

Net (Gain) Loss on Securities, Other Assets and OREO.  The net gain of $0.1 million for the six months ended June 30, 2018 consisted of an earn-out payment from a previous sale of a book of business.  The net gain of $0.3 million for the six months ended June 30, 2017 consisted of a gain on the sale of a Company-owned property.  Amounts related to the three months ended June 30, 2018 and 2017 were not significant.

Other Noninterest Expense.  Other noninterest expense consists primarily of business development expenses (meals, entertainment and travel), charitable donations, and professional services (auditing, legal, courier and service contracts). Other operating expenses increased $1.6 million and $2.0 million for the three and six months ended June 30, 2018, over the prior year periods.  In the second quarter of 2018, noninterest expense included $1.7 million in Merger-related expenses. The Company expects to continue to incur Merger-related expenses throughout the remainder of 2018 which are expected to exceed $10 million, most of which are contingent on the Merger closing. The Company had also invested in a business intelligence project and a planned data center relocation initiative and recognized $0.9 million of noninterest expense in the first quarter of 2018.  As a result of the pending Merger, the Company suspended these projects in the second quarter of 2018.

Provision for Income Taxes.  The effective income tax rate for the three and six months ended June 30, 2018 was 18.1% and 16.6%, respectively, compared to 26.9% and 23.5% in the prior year periods.  A reconciliation of the statutory tax rate to the Company’s actual income tax rate is presented below.

51 | Page

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Statutory rate	21.0%	35.0%	21.0%	35.0%
Increase (decrease) resulting from:
State income taxes - net of federal income tax effect	3.2%	2.5%	3.0%	2.2%
Tax exempt income	(7.3)%	(10.8)%	(7.0)%	(12.8)%
Nondeductible compensation	0.1%	0.4%	0.1%	0.4%
Meals and entertainment	0.5%	0.4%	0.6%	0.5%
Excess tax benefit on stock compensation	(0.3)%	(0.5)%	(1.2)%	(2.4)%
Other - net	0.9%	(0.1)%	0.1%	0.6%
Effective income tax rate	18.1%	26.9%	16.6%	23.5%

Provision for Loan Losses and Allowance for Loan Losses

The following table presents the provision for loan losses for the three and six months ended June 30, 2018 and 2017:

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands)	2018	2017	Decrease	2018	2017	Decrease
Provision for loan losses	$(901)	$673	$(1,574)	$(1,226)	$1,280	$(2,506)

The Company recorded a $0.9 million and a $1.2 million reversal of the provision for loan losses during the three and six months ended June 30, 2018.  The negative provision for loan losses in 2018 was primarily due to the $79.3 million decrease in the loan portfolio.

All loans are continually monitored to identify potential problems with repayment and collateral deficiency.  At June 30, 2018 and December 31, 2017, the ratio of the ALLL to total loans was 1.17% and 1.21%, respectively.  At June 30, 2017, the ratio of the ALLL to total loans was 1.16%.  The ratio of the ALLL to nonperforming loans was 214.05% at June 30, 2018, 482.4% at December 31, 2017 and 792.72% at June 30, 2017.  Though management believes the current ALLL provides adequate coverage of probable incurred losses in the loan portfolio as whole, negative economic trends could adversely affect future earnings and asset quality.

The ALLL represents management’s recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio.  The ALLL is maintained to provide for probable losses related to specifically identified loans and for losses inherent in the loan portfolio that have been incurred as of the balance sheet date.  The ALLL is based on various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs.  The ALLL is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.  The Company had net charge-offs of $0.1 million and $0.9 million during the three and six months ended June 30, 2018, compared to net recoveries of $0.7 million and $1.1 million and during the six months ended June 30, 2017.  The net charge-offs of $0.9 million related primarily to loans that had been fully reserved prior to 2018 and did not affect the current year provision for loan losses.  Activity in the ALLL for the current and prior year periods is summarized below:

52 | Page

	Six months ended	Year ended	Six months ended
(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Allowance for loan losses at beginning of period	$37,941	$33,293	$33,293
Charge-offs:
Commercial	(1,361)	(823)	(222)
Consumer	(58)	(99)	(86)
Other	(29)	-	-
Total charge-offs	(1,448)	(922)	(308)
Recoveries:
Commercial	432	1,025	181
Real estate - mortgage	11	186	164
Construction & land	101	1,039	1,008
Consumer	20	35	7
Other	3	-	-
Total recoveries	567	2,285	1,360
Net recoveries (charge-offs)	(881)	1,363	1,052
Provision for loan losses charged to operations	(1,226)	3,285	1,280
Allowance for loan losses at end of period	$35,834	$37,941	$35,625

Ratio of net (recoveries) charge-offs to average loans	0.03%	(0.04)%	(0.04)%

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, past due loans, repossessed assets and OREO.  The following table presents information regarding nonperforming assets as of the dates indicated:

	At June 30,	At December 31,	At June 30,
(in thousands)	2018	2017	2017
Nonperforming loans:
Loans 90 days or more past due and still accruing interest	$-	$348	$664
Nonaccrual loans:
Commercial	16,238	6,185	3,439
Real estate - mortgage	333	57	245
Consumer & other	170	1,275	146
Total nonaccrual loans	16,741	7,517	3,830
Total nonperforming loans	16,741	7,865	4,494
OREO and repossessed assets	4,979	5,079	5,079
Total nonperforming assets	$21,720	$12,944	$9,573

Performing renegotiated loans	$34,674	$52,817	$31,482
Classified loans	$81,728	$74,674	$50,587
Allowance for loan losses	$35,834	$37,941	$35,625

Nonperforming assets to total assets	0.56%	0.34%	0.25%
Nonperforming loans to total loans	0.55%	0.25%	0.15%
Nonperforming loans and OREO to total loans and OREO	0.71%	0.41%	0.31%
Allowance for loan losses to total loans	1.17%	1.21%	1.16%
Allowance for loan losses to nonperforming loans	214.05%	482.40%	792.72%

Nonperforming assets increased $8.8 million at June 30, 2018, from December 31, 2017 and increased $12.1 million from June 30, 2017.  The increase in nonperforming assets was due to $10.3 million of loans with one customer that became nonaccrual loans in the first quarter of 2018.  Approximately 97% or $21.0 million of nonperforming assets at June 30, 2018 were concentrated in Colorado, while the remaining 3% or $0.7 million were in Arizona.  Nonperforming loans represented 77.1% of total nonperforming assets as of June 30, 2018, with the remaining 22.9% comprised of OREO.

53 | Page

Segment Results

The Company has three segments: Commercial Banking, Fee-Based Lines and Corporate Support and Other.  See Note 9 to the Condensed Consolidated Financial Statements for additional discussion regarding segments.

Internally, management measures the contribution of the Fee-Based Lines before parent company management fees and overhead allocations.  The Company believes this to be a more useful measurement as centralized administration expenses and overhead are generally not impacted by the Fee-Based Lines, but are most affected by the operations of the Bank.  Certain financial metrics and discussion of results for each segment for the three and six months ended June 30, 2018 and 2017 are presented below.

			2018 vs 2017				2018 vs 2017
Commercial Banking	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$36,907	$33,753	$3,154	9.3%	$73,254	$65,556	$7,698	11.7%
Provision for loan losses	(893)	682	(1,575)	(230.9)%	(1,209)	1,374	(2,583)	(188.0)%
Noninterest income	3,318	3,266	52	1.6%	7,064	6,670	394	5.9%
Noninterest expense	6,216	8,016	(1,800)	(22.5)%	12,261	17,564	(5,303)	(30.2)%
Provision for income taxes	7,070	9,179	(2,109)	(23.0)%	14,383	16,762	(2,379)	(14.2)%
Net income before management fees and overhead allocations	27,832	19,142	8,690	45.4%	54,883	36,526	18,357	50.3%
Management fees and overhead allocations, net of tax	13,344	8,345	4,999	59.9%	26,907	16,049	10,858	67.7%
Net income	$14,488	$10,797	$3,691	34.2%	$27,976	$20,477	$7,499	36.6%

Net income for the Commercial Banking segment increased $3.7 million and $7.5 million during the three and six months ended June 30, 2018 compared to the prior year periods.  Net income grew on higher loan volume and an expansion in loan yields that increased net interest income over the prior year periods, lower provision for loan losses and the benefit of a lower corporate income tax rate.  Noninterest expense decreased $1.8 million and $5.3 million for the three and six months June 30, 2018, respectively, compared to the prior year periods.  At the beginning of 2018, branch bank support personnel costs previously included in noninterest expense in the Commercial Banking segment were realigned with the central support function and are now reported in the Corporate Support and Other segment.

			2018 vs 2017				2018 vs 2017
Fee-Based Lines	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$-	$-	$-	-%	$-	$(13)	$13	100.0%
Noninterest income	4,816	4,927	(111)	(2.3)%	9,930	9,580	350	3.7%
Noninterest expense	4,545	4,262	283	6.6%	8,891	8,766	125	1.4%
Provision for income taxes	31	224	(193)	(86.2)%	245	272	(27)	(9.9)%
Net income before management fees and overhead allocations	240	441	(201)	(45.6)%	794	529	265	50.1%
Management fees and overhead allocations, net of tax	515	317	198	62.5%	990	592	398	67.2%
Net income (loss)	$(275)	$124	$(399)	(321.8)%	$(196)	$(63)	$(133)	(211.1)%

The Fee-Based Lines segment is composed of financial service activities that are complementary to the Company’s core Commercial Banking segment.  Revenue from this segment includes investment advisory fees and insurance income.  Net income before management fees and overhead allocations on the Fee-Based Lines decreased $0.2 million and increased $0.3 million during the three and six months ended June 30, 2018, respectively, compared to the prior year periods.

54 | Page

			2018 vs 2017				2018 vs 2017
Corporate Support and Other	Three months ended		Increase		Six months ended		Increase
Income Statement	June 30,		(decrease)		June 30,		(decrease)
(in thousands)	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$(1,758)	$(1,748)	$(10)	(0.6)%	$(3,496)	$(3,460)	$(36)	(1.0)%
Provision for loan losses	(8)	(9)	1	11.1%	(17)	(94)	77	81.9%
Noninterest income	75	118	(43)	(36.4)%	176	389	(213)	(54.8)%
Noninterest expense	19,593	14,377	5,216	36.3%	37,772	27,439	10,333	37.7%
Benefit for income taxes	(4,590)	(5,904)	1,314	22.3%	(9,773)	(11,464)	1,691	14.8%
Net loss before management fees and overhead allocations	(16,678)	(10,094)	(6,584)	(65.2)%	(31,302)	(18,952)	(12,350)	(65.2)%
Management fees and overhead allocations, net of tax	(13,859)	(8,662)	(5,197)	(60.0)%	(27,897)	(16,641)	(11,256)	(67.6)%
Net loss	$(2,819)	$(1,432)	$(1,387)	(96.9)%	$(3,405)	$(2,311)	$(1,094)	(47.3)%

The Corporate Support and Other segment is composed of activities of the Parent; non-production, branch and back-office support operations; and eliminating transactions in consolidation. Non-production, back-office operations include human resources, accounting and finance, information technology, special assets, and loan and deposit operations. The Company has a process for allocating these support operations back to the production lines based on an internal allocation methodology that is updated annually. Noninterest expense includes salaries and benefits of employees of the Parent and support functions as well as nonemployee overhead operating costs not directly associated with another segment. Net loss for the segment was $2.8 million and $3.4 million for the three and six months ended June 30, 2018, respectively, compared to a net loss of $1.4 million and $2.3 million in the prior year periods.  The increase in the net loss for the 2018 periods was primarily due to higher noninterest expense from Merger costs, projected incentive compensation payments and retirement benefit contributions.  Salaries and benefits also increased in 2018 from the realignment of branch bank support personnel that were included in the Commercial Banking segment during 2017.

Contractual Obligations and Commitments

Summarized below are the Company’s contractual obligations (excluding deposit liabilities) to make future payments at June 30, 2018:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
FHLB line of credit(1)	$190,000	$-	$-	$-	$190,000
Repurchase agreements (1)	38,994	-	-	-	38,994
Operating lease obligations	2,747	8,232	4,718	11,998	27,695
Long-term debt obligations (2)(3)	7,274	12,386	9,601	139,737	168,998
Total contractual obligations	$239,015	$20,618	$14,319	$151,735	$425,687

(1)	Interest on these obligations has been excluded due to the short-term nature of the instruments.
(2)

Principal repayment of the junior subordinated debentures is assumed to be at the contractual maturity, currently beyond five years.  Interest on the junior subordinated debentures is calculated at the fixed rate associated with the applicable hedging instrument through the instrument maturity date and is reported in the "due within" categories during which the interest expense is expected to be incurred.  Interest payments on junior subordinated debentures after maturity of the related fixed-interest rate swap hedges are variable and no estimate of those payments has been included in the preceding table.  The weighted average variable rate applicable to the junior subordinated debentures as of the date of this report is 4.72% and ranges from 3.79% to 5.28%.

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

55 | Page

The contractual amount of the Company’s financial instruments with off-balance sheet risk at June 30, 2018, is presented below, classified by the type of commitment and the term within which the commitment expires:

		After one	After three
	Within	but within	but within	After
(in thousands)	one year	three years	five years	five years	Total
Unfunded loan commitments	$632,076	$317,494	$80,776	$32,038	$1,062,384
Standby letters of credit	18,757	3,443	-	145	22,345
Commercial letters of credit	1,019	-	-	-	1,019
Unfunded commitments for unconsolidated investments	6,172	-	-	-	6,172
Company guarantees	3,377	-	200	1,055	4,632
Total commitments	$661,401	$320,937	$80,976	$33,238	$1,096,552

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

Approximately $48.2 million of total loan commitments at June 30, 2018 represented commitments to extend credit at fixed rates of interest, which exposes the Company to some degree of interest rate risk.

The Company has also entered into interest rate swap agreements under which it is required to either receive cash or pay cash to the counterparty depending on changes in interest rates.  The interest rate swaps are carried at fair value on the Condensed Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of interest rate swaps recorded on the balance sheet at June 30, 2018 does not represent the actual amount that will ultimately be received or paid under the contracts since the fair value is based on estimated future interest rates and is therefore excluded from the table above.

The Merger Agreement provides certain termination rights for both CoBiz and BOK and further provides that a termination fee of $34.2 million will be payable by CoBiz to BOK upon termination of the Merger Agreement under certain circumstances.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate adequate amounts of cash to meet financial obligations to its customers and shareholders in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these

56 | Page

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

Liquidity from asset categories is provided through cash and interest-bearing deposits with other banks, which totaled $84.9 million at June 30, 2018, compared to $80.2 million at December 31, 2017.  Additional asset liquidity sources include principal and interest payments from securities in the Company’s investment portfolio and cash flows from its amortizing loan portfolio.  Liability liquidity sources include attracting deposits at competitive rates and maintaining wholesale borrowing (short-term borrowings and brokered CDs) credit relationships.

The Company’s loan to core deposit ratio was 97.5% at June 30, 2018 and December 31, 2017.  At June 30, 2018, the Company had $190.0 million of outstanding wholesale borrowings and average wholesale borrowings of $118.7 million during the six months ended June 30, 2018.  Average wholesale borrowings were $108.7 million during the year ended December 31, 2017.  Wholesale borrowings are used as part of our liquidity management strategy and fluctuate based on the Company’s cash position. The Company’s wholesale funding needs are largely dependent on core deposit levels and asset growth.

The Company uses various forms of short-term borrowings for cash management and liquidity purposes, regularly accessing its federal funds and FHLB lines to manage its daily cash position. At June 30, 2018, the Bank had approved federal funds purchase lines with eight correspondent banks with an aggregate credit line of $180.0 million.  The Bank also has a line of credit from the FHLB that is limited by the amount of eligible collateral available to secure it and the Company’s investment in FHLB stock.  Borrowings under the FHLB line are required to be secured by unpledged securities and qualifying loans. Borrowings may also be used on a longer-term basis to support expanded lending activities and to match the maturity or repricing intervals of assets.  The Company also has access to the Federal Reserve Bank discount window lending program.  The Company considers the discount window program a contingent liquidity alternative as it has a higher cost than other short-term borrowing options.  See Note 8 to the Condensed Consolidated Financial Statements for additional discussion of these funding sources and collateral requirements.

Available funding through correspondent lines and the FHLB at June 30, 2018 totaled $570.7 million or 14.7% of the Company’s earning assets.  Available funding is comprised of $180.0 million through the unsecured federal funds purchase lines and $390.7 million in secured FHLB borrowing capacity.  Access to funding through correspondent lines is dependent upon the cash position of the correspondent banks and there may

57 | Page

be times when certain lines are not available.  In addition, certain lines require a resting period after a specified number of consecutive days of accessing the lines.  The Company believes it has sufficient borrowing capacity and diversity in correspondent banks to meet its needs.

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

The approval of the Colorado State Banking Board is required prior to the declaration of any dividend by the Bank if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with the retained net profits for the preceding two years. In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 provides that the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.”  The Bank was not otherwise restricted in its ability to pay dividends to the Holding Company.  The Company’s ability to pay dividends on its common stock depends upon the availability of dividends from the Bank, earnings from its fee-based lines, and the Company’s compliance with the capital adequacy guidelines of the Federal Reserve Board of Governors.    Pursuant to the terms of the Merger Agreement, the Company is restricted from making, declaring, or paying any regular quarterly cash dividend in excess of $0.10 per share of Company common stock.  The Holding Company has a liquidity policy that requires the maintenance of liquidity on the balance sheet based on projected cash usages, exclusive of dividends from the Bank.  The Company believes it has the ability to continue paying dividends.

In conjunction with the Merger, we will incur costs that are outside of our normal operating liquidity requirements.  These costs are expected to exceed $10.0 million in 2018, the majority of which are payable contingent upon the Merger closing.  We anticipate that our cash and cash equivalents, expected cash flows from operations together with alternative sources of funding are sufficient to meet our anticipated cash requirements for working capital, loan originations, capital expenditures and other obligations for at least the next 12 months.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including but not limited to, debt issuance, common stock issuance and deposit funding sources.  Based on our current financial condition and our results of operations, we believe the Company will be able to sustain its ability to raise adequate capital through one or more of these financing sources.

Changes in shareholders’ equity are due to the following:

	Three months ended	Six months ended
(in thousands)	June 30, 2018	June 30, 2018
Beginning balance	$338,557	$329,284
Stock-based compensation	890	1,681
Options and restricted stock, net	368	(138)
Dividends paid-common	(4,238)	(6,560)
Other comprehensive loss, net of tax	(867)	(2,526)
Other	-	(12)
Net income	11,394	24,375
Ending balance	$346,104	$346,104

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

58 | Page

and minority interests in consolidated subsidiaries. Tier 2 capital includes, with certain limitations, perpetual preferred stock not included in Tier 1 capital, subordinated debt, certain maturing capital instruments, and the allowance for loan and credit losses.

Beginning in 2016, the CCB requirement became effective for banking organizations.  The CCB is designed to establish a capital range above minimum requirements to insulate banks from periods of stress and discourage unacceptable practices that may shift certain risks from an organization’s shareholders to its depositors.  When the capital buffer is breached, an organization’s ability to pay dividends, execute share repurchases and make discretionary bonus payments may be limited to varying degrees depending on the severity of the breach.  When fully phased-in in 2019, the CCB adds a 2.5% capital requirement above existing regulatory minimum ratios.  At June 30, 2018, the Bank and Holding Company maintained capital buffers in excess of the fully phased-in requirements and were not subject to additional constraints on distributions, share repurchases or discretionary bonus payments beyond existing limits.  At June 30, 2018, the Bank was well-capitalized with all capital ratios exceeding the well-capitalized requirement.

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

59 | Page

NII under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented.

The following table presents an analysis of the interest rate sensitivity inherent in our NII and economic value of equity (EVE). The interest rate scenarios presented in the table includes interest rates at June 30, 2018, as adjusted by rate changes upward of up to 200 basis points.  The downward movement analysis was limited to a 100 basis point change.

	Net interest income
Change in market interest rates	12 months	24 months	EVE
-100 basis points immediately	(6.9)%	(11.2)%	(12.1)%
+100 basis points immediately	2.8%	5.0%	4.9%
+200 basis points immediately	4.7%	9.7%	7.3%

-100 basis points ramped over next 12 months	(2.9)	(9.6)%
+100 basis points ramped over next 12 months	0.6%	3.7%
+200 basis points ramped over next 12 months	1.0%	7.6%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures at June 30, 2018, the end of the period covered by this report (“Evaluation Date”), pursuant to Exchange Act Rule 13a-15(e).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

60 | Page

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to the Pending Merger and BOK’s Business upon Completion of the Merger

Because the market price of BOK common stock will fluctuate, CoBiz’s shareholders cannot be certain of the market value of the Merger consideration they will receive.

Upon completion of the Merger, each outstanding share of CoBiz common stock (except for specified shares of CoBiz common stock held by CoBiz or BOK (which will be cancelled)) will be converted into the right to receive 0.17 shares of BOK common stock and $5.70 cash. The market value of the BOK common stock to be issued in the Merger will depend upon the market price of BOK common stock. This market price may vary from the closing price of BOK common stock on the date the Merger was announced. There will be no adjustment to the Merger consideration for changes in the market price of either shares of BOK common stock or CoBiz common stock.

The market price of BOK common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding BOK’s operations or business prospects, including market sentiment regarding BOK’s entry into the Merger  Agreement. These risks may be affected by:

•	operating results that vary from the expectations of BOK’s management or of securities analysts and investors;
•	developments in BOK’s business or in the financial services sector generally;
•	regulatory or legislative changes affecting BOK’s industry generally or its business and operations;
•	operating and securities price performance of companies that investors consider to be comparable to BOK;
•	changes in estimates or recommendations by securities analysts or rating agencies;
•	announcements of strategic developments, acquisitions, dispositions, financings and other material events by BOK or its competitors; and
•	changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, oil and gas, credit or asset valuations or volatility.

Accordingly, at this time, CoBiz’s shareholders will not necessarily know or be able to calculate the value of the Merger consideration they would be entitled to receive upon completion of the Merger. You should obtain current market quotations for both BOK common stock and CoBiz common stock.

The market price of BOK common stock after the Merger may be affected by factors different from those affecting the shares of BOK or CoBiz currently.

The businesses of BOK and CoBiz differ, and accordingly, the results of operations of the combined company and the market price of the shares of BOK’s common stock after the completion of the Merger may be

61 | Page

affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of BOK and CoBiz.

The success of the Merger and integration of BOK and CoBiz will depend on a number of uncertain factors.

The success of the Merger will depend on a number of factors, including:

•	BOK’s ability to integrate the business acquired from CoBiz in the Merger ( “acquired business”) into BOK’s current operations;
•	BOK’s ability to limit the outflow of deposits held by its new customers in the acquired business and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the Merger;
•	BOK’s ability to control the incremental non-interest expense from the acquired business in a manner that enables it to maintain a favorable overall efficiency ratio;
•	BOK’s ability to retain certain key employees; and
•	BOK’s ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired business.

Integrating the acquired business will be an operation of substantial size and expense and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert BOK’s management’s attention and resources. No assurance can be given that BOK will be able to integrate the acquired business successfully. Additionally, no assurance can be given that the operation of the acquired business will not adversely affect BOK’s existing profitability, that BOK will be able to achieve results in the future similar to those achieved by its existing banking business or that BOK will be able to manage any growth resulting from the Merger effectively.

Regulatory Approvals May Not Be Received, May Take Longer than Expected or May Impose Conditions that Are Not Presently Anticipated or Cannot Be Met.

Before the transactions contemplated in the Merger  Agreement can be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant these approvals, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties, the effect of the Merger on competition, and the regulatory approvals required for the Merger. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals or delay receipt of required approvals. The Federal Reserve Board has stated that if supervisory issues arise during processing of an application for approval of a Merger transaction, a banking organization will be expected to withdraw its application pending resolution of such supervisory concerns. No assurance can be given that the OCC would not also require a similar withdrawal of an application if supervisory issues arise during processing of an application for approval of a Bank Merger Transaction. Accordingly, if there is an adverse development in either party’s regulatory standing, BOK or BOKF Bank may be required to withdraw its application for approval of the proposed Merger and Bank Merger, as applicable, and, if possible, resubmit such application after the applicable supervisory concerns have been resolved.

The terms of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe. Nor can there be any assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

62 | Page

BOK and CoBiz believe that the proposed transactions should not raise significant regulatory concerns and that BOK will be able to obtain all requisite regulatory approvals in a timely manner. However, the processing time for obtaining regulatory approvals for mergers of banking institutions, particularly for larger institutions, has increased since the financial crisis. In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the Merger Agreement, BOK will not be required and CoBiz will not be permitted to take actions that would reasonably be expected to have a material adverse effect on BOK and its subsidiaries, taken as a whole, after giving effect to the Merger (measured on a scale relative to CoBiz and its subsidiaries, taken as a whole).

Combining BOK and CoBiz may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

BOK and CoBiz have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, which will represent BOK’s largest transaction to date, including anticipated benefits and cost savings, will depend, in part, on BOK’s ability to successfully combine and integrate the businesses of BOK and CoBiz in a manner that permits growth opportunities and does not materially disrupt existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect BOK’s ability to successfully conduct its business, which could have an adverse effect on BOK’s financial results and the value of its common stock. BOK may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition, perhaps materially. If BOK experiences difficulties with the integration process and attendant systems conversion, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause BOK and/or CoBiz to lose customers or cause customers to remove their accounts from BOK and/or CoBiz and move their business to competing financial institutions. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of BOK and CoBiz during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

The combined company may be unable to retain BOK and/or CoBiz personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by BOK and CoBiz. It is possible that these employees may decide not to remain with BOK or CoBiz, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If key employees terminate their employment or if an insufficient number of employees is retained to maintain effective operations, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating CoBiz to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, BOK and CoBiz may not be able to locate suitable replacements for any key employees who leave either company or to offer employment to potential replacements on reasonable terms.

The Merger Agreement limits CoBiz’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for CoBiz to sell its business to a party other than BOK. These provisions include a general prohibition on CoBiz’s solicitation of any acquisition proposal or offer for a competing transaction, the requirement that CoBiz pay a termination fee of $34.2 million if the Merger Agreement is terminated in certain circumstances and the requirement that CoBiz submit the approval of the Merger Agreement to a vote of CoBiz’s shareholders even if CoBiz’s board of directors changes its recommendation in favor of the approval of the Merger Agreement in a manner adverse to BOK.

63 | Page

These provisions might discourage a third party that might have an interest in acquiring all or a significant part of CoBiz from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the proposed Merger consideration. Furthermore, a potential competing acquiror may propose to pay a lower per share price to CoBiz’s shareholders than it might otherwise have proposed to pay because of CoBiz’s obligation, in connection with termination of the Merger Agreement under certain circumstances, to pay BOK a $34.2 million termination fee.

The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions, which must be fulfilled in order to complete the Merger. Those conditions include: (1) the approval of the Merger proposal by the requisite vote of CoBiz’s shareholders; (2) the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof; (3) authorization for listing on NASDAQ of the shares of BOK common stock to be issued in the Merger; (4) effectiveness of the registration statement with respect to the BOK common stock to be issued upon the closing of the Merger; (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal; (6) subject to certain exceptions, the accuracy of the representations and warranties of each of BOK and CoBiz; (7) performance in all material respects by each of BOK and CoBiz of its respective obligations under the Merger Agreement; and (8) receipt by each of BOK and CoBiz of an opinion from its respective counsel to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

In addition, BOK may choose to terminate the Merger Agreement if, prior to obtaining the approval by CoBiz’s shareholders of the Merger Agreement, CoBiz’s board of directors (i) fails to recommend that CoBiz’s shareholders approve the Merger Agreement or makes a material adverse recommendation change with respect thereto or (ii) breaches in any material respect certain of its obligations to call and hold the special meeting of CoBiz’s shareholders for the purpose of voting upon the approval the Merger Agreement and its obligation not to solicit other offers.

Potential Litigation Against CoBiz and BOK Could Result in an Injunction Preventing the Completion of the Merger or a Judgment Resulting in the Payment of Damages.

Shareholders of CoBiz may file lawsuits against BOK, CoBiz and/or the directors and officers of either company in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to CoBiz and/or BOK, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect BOK’s business, financial condition, results of operations and cash flows.

CoBiz’s shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management of the combined organization.

CoBiz’s shareholders currently have the right to vote in the election of CoBiz’s board of directors and on other matters affecting CoBiz. Upon the completion of the Merger, each of CoBiz’s shareholders that receives shares of BOK common stock will become a stockholder of BOK with a percentage ownership of the combined organization that is much smaller than the shareholder’s percentage ownership of CoBiz. George Kaiser will continue to own more than 50% of BOK upon completion of the Merger and will maintain significant control over BOK. Because of this, CoBiz’s shareholders as a group will have significantly less influence on the management and policies of BOK than they now have on the management and policies of CoBiz.

Certain of CoBiz’s directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of CoBiz’s shareholders generally.

You should be aware that some of CoBiz’s executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of CoBiz’s shareholders generally. These interests include the vesting in full of certain outstanding CoBiz equity compensation awards, rights to continued

64 | Page

indemnification and insurance coverage by BOK after the Merger for acts or omissions occurring before the Merger and serving on the boards of BOK and BOKF, National Association. These interests and arrangements may create potential conflicts of interest. CoBiz’s board of directors was aware of these interests and considered these interests, among other matters, when making its decision to approve the Merger Agreement and in recommending that CoBiz’s shareholders vote in favor of approving the Merger Agreement.

The fairness opinion delivered by CoBiz’s financial advisor to CoBiz’s board of directors prior to the execution of the Merger Agreement will not reflect changes in circumstances subsequent to the date of the fairness opinion.

BofA Merrill Lynch, CoBiz’s financial advisor in connection with the Merger, delivered its fairness opinion to CoBiz’s board of directors on June 17, 2018. The opinion of BofA Merrill Lynch speaks only as of such date and does not reflect changes that may occur or may have occurred after the date of the opinion, including changes to the operations and prospects of BOK or CoBiz, changes in general market and economic conditions or regulatory or other factors. Any such changes may materially alter or affect the relative values of BOK and CoBiz.

The Merger is subject to the receipt of consents and approvals from governmental entities that may delay the date of completion of the Merger or impose conditions that could have an adverse effect on BOK.

Before the Merger and the Bank Merger may be completed, various approvals or consents must be obtained from governmental authorities. Satisfying the requirements of these governmental entities may delay the date of completion of the Merger. In addition, these governmental entities may include conditions on the completion of the Merger or require changes to the terms of the Merger. While BOK and CoBiz do not currently expect that any such conditions or changes would result in a material adverse effect on BOK, there can be no assurance that they will not, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of BOK following the Merger, any of which might have a material adverse effect on BOK following the Merger.

CoBiz and BOK will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on CoBiz or BOK. These uncertainties may impair CoBiz’s or BOK’s ability to attract, retain and motivate key personnel until the Merger is completed and could cause customers and others that deal with CoBiz or BOK to seek to change existing business relationships with CoBiz or BOK. Retention of certain employees by CoBiz or BOK may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with CoBiz or BOK, CoBiz’s business or BOK’s business could be harmed. In addition, subject to certain exceptions, CoBiz has agreed to operate its business in the ordinary course prior to closing, and BOK is also subject to certain restrictions on the conduct of its business prior to closing.

Failure to complete the Merger could negatively impact the stock prices, future businesses and financial results of BOK and CoBiz.

If the Merger is not completed, the ongoing businesses of BOK and CoBiz may be adversely affected, and BOK and CoBiz will be subject to several risks, including the following:

65 | Page

•	CoBiz may be required, under certain circumstances, to pay BOK a termination fee of $34.2 million under the Merger Agreement;
•	BOK and CoBiz will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•

under the Merger Agreement, BOK and CoBiz are subject to certain restrictions on the conduct of their business prior to completing the Merger, which may adversely affect their ability to execute certain of their business strategies; and

•

matters relating to the Merger may require substantial commitments of time and resources by BOK and CoBiz management, which could otherwise have been devoted to other opportunities that may have been beneficial to BOK and CoBiz as independent companies, as the case may be.

In addition, if the Merger is not completed, BOK and/or CoBiz may experience negative reactions from the financial markets and from their respective customers and employees. For example, BOK’s and CoBiz’s businesses may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. The market price of BOK’s or CoBiz’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. BOK and/or CoBiz also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against BOK or CoBiz to perform their respective obligations under the Merger Agreement. If the Merger is not completed, BOK and CoBiz cannot assure their stockholders and shareholders, respectively, that the risks described above will not materialize and will not materially affect the business, financial results and stock prices of BOK and/or CoBiz.

If the Merger is not completed, BOK and CoBiz will have incurred substantial expenses without realizing the expected benefits of the Merger.

Each of BOK and CoBiz has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, BOK and CoBiz would have to recognize these expenses without realizing the expected benefits of the Merger.

The shares of BOK common stock to be received by CoBiz’s shareholders as a result of the Merger will have different rights from shares of CoBiz common stock.

Following completion of the Merger, CoBiz’s shareholders will become stockholders of BOK, and their rights as stockholders will be governed by the Oklahoma General Corporation Act and BOK’s charter and bylaws. There will be important differences between your current rights as a shareholder of CoBiz and the rights to which you will be entitled as a stockholder of BOK.

Risks Relating to the Tax Consequences of the Merger

If the Merger does not constitute a reorganization under Section 368(a) of the Internal Revenue Code, then CoBiz shareholders may be responsible for payment of U.S. income taxes related to the consideration they receive in the Merger.

The United States Internal Revenue Service (“IRS”) may determine that the Merger does not qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). In that case, each CoBiz shareholder would recognize a gain or loss equal to the difference between the sum of any cash consideration and the fair market value of the shares of BOK common stock received by the shareholder in the Merger, and such shareholder’s adjusted tax basis in the shares of CoBiz common stock exchanged therefor.

Risks Relating to BOK Business

You should read and consider risk factors specific to BOK’s business that will also affect the combined company after the Merger. These risks are described in the sections entitled “Risk Factors” in BOK’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

66 | Page

Risks Relating to CoBiz’s Business

You should read and consider risk factors specific to CoBiz’s business that will also affect the combined company after the Merger. These risks are described in the sections entitled “Risk Factors” in CoBiz’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to Item 703 of Regulation S-K, the following table summarizes shares acquired and amounts paid per share in net settlement of restricted stock awards during the period.

Period	Total number of shares	Average price paid per share
May 1 - May 31, 2018	75	$22.32
June 1 - June 30, 2018	906	22.15
Total	981	$22.16

Item 6.  Exhibits

Incorporated by Reference
Exhibit		Filed				Filing
Number	Exhibit Description	Herewith	Form	File No.	Exhibit	Date
2.1	Agreement and Plan of Merger, dated as of June 17, 2018, by and among CoBiz Financial Inc., BOK Financial Corporation and BOKF Merger Corporation Number Sixteen		8-K	001-15955	2.1	6/18/2018
10.1	Employment Agreement, dated as of June 17, 2018, by and among BOKF NA, CoBiz Bank, CoBiz and Steven Bangert		8-K	001-15955	10.1	6/18/2018
31.1	Rule13a-14(a)/15d-14(a) Certification of the CEO	X
31.2	Rule13a-14(a)/15d-14(a) Certification of the CFO	X
32.1	Section 1350 Certification of the CEO	X
32.2	Section 1350 Certification of the CFO	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COBIZ FINANCIAL INC.

Date:	July 27, 2018	By:	/s/ Steven Bangert
Steven Bangert
Chairman and Chief Executive Officer

Date:	July 27, 2018	By:	/s/ Lyne B. Andrich
Lyne B. Andrich
Chief Operating Officer and Chief Financial Officer

67 | Page